Form 10-K
period 1993-12-31
ALZA CORP
filed 1994-03-31
CIK 4310

                            SECURITIES AND EXCHANGE COMMISSION
                                  Washington, D.C. 20549

                                        FORM 10-K

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1993

                              Commission file Number 1-6247

                                     ALZA CORPORATION
                  (Exact name of registrant as specified in its charter)

             DELAWARE                                   77-0142070
  (State or other jurisdiction                         (I.R.S. Employer
of incorporation or organization)                     Identification No.)

950 PAGE MILL ROAD, P.O. BOX 10950, PALO ALTO, CA         94303-0802
    (Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code:  (415) 494-5000

Securities registered pursuant to Section 12(b) of the Act:

                                              Name of each exchange
Title of each class                           on which registered
- -------------------                           ----------------------
Common Stock                                  New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

Units including ALZA Corporation Warrants (to purchase
  Common Stock at $65 per share)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes /X/ No / /

      Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / X /

      State the aggregate market value of the voting stock held by non-affiliates of the registrant, as of March 8, 1994: $1,773,982,526.

      Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of March 8, 1994:

Title of Class                                Number of Shares
- --------------                                ----------------
Common Stock                                     81,662,500

                       DOCUMENTS INCORPORATED BY REFERENCE

      Part II, Items 5, 6, 7 and 8 are incorporated by reference to the registrant's Annual Report to Stockholders for the year ended December 31, 1993; Part III, Items 10, 11, 12 and 13 are incorporated by reference to the definitive proxy statement for the registrant's Annual Meeting of Stockholders to be held on April 26, 1994.

                        ALZA CORPORATION FORM 10-K ANNUAL REPORT
                       FOR THE FISCAL YEAR ENDED DECEMBER 31, 1993

                                    TABLE OF CONTENTS


            DESCRIPTION
                                                                            PAGE

Item 1.     BUSINESS.........................................................  3

Item 2.     PROPERTIES....................................................... 14

Item 3.     LEGAL PROCEEDINGS................................................ 14

Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.............. 16

EXECUTIVE OFFICERS OF THE REGISTRANT......................................... 16

Item 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
            MATTERS.........................................................  18

Item 6.     SELECTED FINANCIAL DATA.......................................... 18

Item 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
            RESULTS OF OPERATIONS............................................ 18

Item 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...................... 18

Item 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
            FINANCIAL DISCLOSURE............................................. 18

Item 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT............... 19

Item 11.    EXECUTIVE COMPENSATION........................................... 19

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT... 19

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS................... 19

Item 14.    EXHIBITS, FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULES AND
            REPORTS ON FORM 8-K.............................................. 20

                                    PART I

ITEM 1.     BUSINESS

      ALZA Corporation ("ALZA") was incorporated under the laws of the state of California on June 11, 1968, and changed its legal domicile from California to Delaware in 1987. On February 7, 1992, ALZA acquired all outstanding shares of Bio-Electro Systems, Inc. ("BES") in a merger; ALZA was the surviving corporation. ALZA's mailing address is 950 Page Mill Road, P.O. Box 10950, Palo Alto, CA 94303-0802.

      ALZA develops a broad range of pharmaceutical products based on ALZA's proprietary therapeutic systems technologies. ALZA's therapeutic systems are designed to provide controlled, predetermined rates of drug release for extended time periods. By administering drugs in preset patterns, ALZA's products can increase both the medical and the economic value of drugs, by minimizing their unpleasant or harmful side effects while optimizing their beneficial actions. In addition, ALZA's therapeutic systems can simplify drug therapy and increase patient compliance by decreasing the frequency with which medication must be administered.

      Among the ALZA-developed products commercialized to date by client companies are Procardia XL (registered trademark) for the treatment of angina and hypertension, Transderm-Nitro (registered trademark) for the prevention and treatment of angina, Nicoderm (registered trademark), an aid in smoking cessation, and Duragesic (registered trademark) for the management of chronic pain. In addition, more than 60 products based on ALZA's therapeutic systems are in various stages of development and clinical evaluation, a number of which are awaiting marketing approval in the United States and other countries. During 1993, ALZA continued to apply its broad-based drug delivery technologies to the development of new pharmaceutical products incorporating many of the important drugs available today, as well as new molecular entities.

      Most of ALZA's product development activities have been undertaken pursuant to joint development and commercialization agreements, including agreements with many of the world's largest pharmaceutical companies. These agreements normally provide for the pharmaceutical company client to reimburse ALZA for costs incurred in product development and clinical evaluation. The client receives marketing rights to the product, and ALZA receives payments based on the client's sales of the product. In some cases ALZA manufactures all or a portion of the client's requirements of the product; in other cases the client manufactures the product.

      In June 1993, ALZA distributed a special dividend of "Units" to ALZA stockholders. Each Unit consisted of one share of Class A Common Stock of Therapeutic Discovery Corporation ("TDC") and one warrant to purchase one-eighth of one share of ALZA Common Stock. TDC was formed for the purpose of selecting and developing new human pharmaceutical products combining ALZA's proprietary drug delivery technologies with drug compounds, and commercializing such products, most likely through licensing to ALZA. TDC was funded with $250 million in cash contributed by ALZA. TDC and ALZA have entered into a research and development contract for the selection and development of such products. ALZA has the option to license each product developed by TDC, and to purchase all of the outstanding shares of TDC Class A Common Stock, at a purchase price based on a predetermined formula. The formation of TDC, and the development of products with TDC, are intended to result in a potential pipeline of products for marketing by ALZA.

      Over the last several years, ALZA has expanded its manufacturing capacity. ALZA is also in the process of expanding its marketing activities. ALZA expects its marketing activities to increase in the future as a result of the marketing and co-promotion rights ALZA has retained under certain product development and other agreements, and as a result of ALZA's arrangements with TDC. ALZA has announced that ALZA Pharmaceuticals will commence marketing the Testoderm (registered trademark) testosterone transdermal system in April 1994. In late March 1994, ALZA announced that the Actisite (registered trademark) (tetracycline HCl) Periodontal Fiber had been cleared for marketing in the United States, where it will be marketed by a partnership of ALZA and the Procter & Gamble Company.


TECHNOLOGIES AND PRODUCTS

      TRANSDERMAL SYSTEMS. ALZA's transdermal therapeutic systems provide for the controlled delivery of drugs directly into the bloodstream through intact skin. Transdermal systems are well-suited for the delivery of potent drugs that are poorly absorbed and/or extensively metabolized when administered orally. ALZA's transdermal products are thin multilayer systems, in the form of small adhesive patches, that combine a drug reservoir with a polymer membrane or other mechanism for the control of drug release to the surface of intact skin, and hence into the bloodstream.

      The transdermal products developed by ALZA and presently marketed in the United States and other countries include:

      - TRANSDERM SCOP (REGISTERED TRADEMARK) (scopolamine) - Applied once every three days to prevent motion sickness.

      - TRANSDERM-NITRO (nitroglycerin) - Applied once a day for the prevention and treatment of angina pectoris.

      - CATAPRES-TTS (REGISTERED TRADEMARK) (clonidine) - Applied once a week for the treatment of high blood pressure.

      - DURAGESIC (fentanyl) - Applied once every three days for the management of chronic pain in patients requiring opioid analgesia.

      - NICODERM (nicotine) - Applied once a day to aid in smoking cessation.

      A number of additional transdermal products are in various stages of development and clinical testing. The Testoderm product, which is applied once a day for testosterone replacement in hypogonadal males, will be introduced by ALZA Pharmaceuticals in the United States in April 1994. The product was developed by ALZA on behalf of ALZA TTS Research Partners Ltd., a limited partnership, which will receive royalties from ALZA based on sales of the product. ALZA plans to market the product outside the United States through distributors.

      OSMOTIC SYSTEMS. ALZA's OROS (registered trademark) therapeutic systems deliver compounds to the gastrointestinal tract at predetermined controlled rates. These systems resemble conventional tablets or capsules in appearance, but use osmosis to provide pre-programmed, controlled drug delivery. An OROS system is comprised of a polymer membrane with one or more laser-drilled holes surrounding a core containing the drug or drugs, with or without osmotic or other agents. Water from the gastrointestinal tract diffuses through the membrane at a controlled rate into the drug core, causing the drug to be released in solution or suspension at a predetermined controlled rate out of the laser-drilled hole(s). OROS systems are well suited for delivering drug compounds throughout the gastrointestinal tract in programmed delivery for local treatment or systemic absorption.

      The OROS products developed by ALZA and presently marketed in the United States and other countries include:

      - PROCARDIA XL/ADALAT OROS (REGISTERED TRADEMARK) - A once a day formulation of the calcium channel blocker nifedipine for the treatment of both angina and hypertension.

      - MINIPRESS XL (REGISTERED TRADEMARK)/ALPRESS LP (REGISTERED TRADEMARK) - A once a day formulation of prazosin for the treatment of hypertension (marketed in France and approved for marketing in the United States).

      - VOLMAX (REGISTERED TRADEMARK) - A twice daily dosage form of albuterol for the treatment of asthma.

      - EFIDAC/24 (REGISTERED TRADEMARK) - The first over-the-counter once a day nasal decongestant product, introduced in the United States in the second half of 1993.

Two additional OROS products have received "approvable" letters from the FDA, and a number of OROS products are in various stages of development and testing or are awaiting regulatory approval.

      In addition to the OROS systems described above, ALZA is currently utilizing other osmotic technologies in the development of products. These technologies include:

      - CHRONSET (REGISTERED TRADEMARK). ALZA's Chronset therapeutic system, currently in development for oral delivery of proteins and peptides, provides for a predetermined delay in the release of active compounds from an orally administered capsule.

      - MUCOSAL ORAL THERAPEUTIC SYSTEMS. ALZA's Mucosal Oral Therapeutic System (MOTS) is designed to provide controlled delivery of drugs to the oral cavity for either local or systemic therapy and is designed to be retained in the mouth for the duration of administration.

      - PUSH-PILL SYSTEMS. ALZA's push-pill systems are designed to deliver large quantities of insoluble drugs on a once-a-day basis, either at a constant rate, or in a programmed drug release profile for delayed, patterned or pulsatile release.

      - HUMAN IMPLANTABLE THERAPEUTIC SYSTEMS. ALZA's Human Implantable Therapeutic Systems (HITS) are designed to deliver low molecular weight compounds by diffusion, and low to high molecular weight, water labile compounds by osmosis.

      ACTISITE (TETRACYCLINE HCL) PERIODONTAL FIBER. The Actisite (tetracycline HCl) periodontal fiber utilizes ALZA's proprietary diffusional technology and was developed jointly with On-Site Therapeutics, Inc. The thread-like polymeric fibers are designed to treat periodontal disease by providing rate-controlled delivery of tetracycline for ten days after placement in the periodontal pocket by a dental practitioner. In late March 1994, ALZA announced that the product had been cleared for marketing in the United States, where it will be marketed by a partnership of ALZA and Procter & Gamble. ALZA has the rights to market the Actisite product in most countries outside of the United States, and the product has been approved in France, Italy, Luxembourg, the United Kingdom, Germany, Denmark, Sweden and Belgium. ALZA is marketing the product in Italy through a distributor and is in the process of arranging for distributors to market the product in other European countries. The product is manufactured by ALZA.

      BAXTER (REGISTERED TRADEMARK) INFUSOR. The Baxter (registered trademark) Infusor is a lightweight, disposable device for intravenous therapy which resulted from a joint development arrangement between ALZA and Baxter International Inc. ("Baxter"). The product is manufactured and marketed by Baxter in the United States, Europe and Asia for the delivery of chemotherapeutic agents and analgesics. Baxter also markets a light-weight patient controlled analgesic unit in combination with the Baxter Infusor.

      OTHER ALZA PRODUCTS. ALZA has three products developed in its earlier years which are marketed directly by ALZA in the United States, and in other countries under distribution agreements with third parties. Those products are:

      - OCUSERT (REGISTERED TRADEMARK) - ALZA'S OCUSERT (PILOCARPINE) Pilo-20 and Pilo-40 ocular therapeutic systems for the treatment of glaucoma.

      - PROGESTASERT (REGISTERED TRADEMARK) - The Progestasert (progesterone) intrauterine contraceptive device provides a contraceptive effect for one year by releasing the natural hormone progesterone.

      - ALZET (REGISTERED TRADEMARK) - Alzet mini-osmotic pumps are transplantable, capsule-shaped units that can deliver solutions containing a wide range of agents in laboratory animals at controlled rates for up to four weeks.

      ELECTROTRANSPORT. Electrotransport systems transport drugs across intact skin through the use of an electrical potential gradient. ALZA's electrotransport therapeutic systems ("ETS") are thin, flexible devices similar in size and appearance to ALZA's transdermal systems. ETS consist of an adhesive, a drug reservoir, electrodes and a power source/controller. The systems are designed for the delivery of large molecules (including proteins and peptides) and potent drugs that are poorly absorbed or extensively metabolized in the gastrointestinal tract. ALZA has several products utilizing this technology under development with client companies, including an ETS-fentanyl product with Janssen Pharmaceutica.

      OTHER TECHNOLOGIES. ALZA has a number of other technologies in various stages of development, including:

      - INTRAVENOUS THERAPY. Pursuant to a licensing agreement with ALZA, Baxter has developed a MainStream (trademark) in-line drug delivery system for the intravenous delivery of drugs. Baxter is now in the process of preparing and filing Abbreviated New Drug Applications for various drugs to be incorporated in the MainStream system. ALZA's IVOS (registered trademark) system is designed to incorporate the solid dosage form of the drug into an intravenous system and to provide extended duration controlled delivery of the drug, without the need to premix or reformulate drugs prior to use. ALZA has licensed its IVOS technology on a worldwide basis to a major health care concern for final product development and future manufacturing and marketing.

      - BIOERODIBLE POLYMERS. ALZA has under development therapeutic systems based on bioerodible polymers. After placement in the body, the polymer platform erodes and is absorbed. These polymers can be used for the controlled delivery of therapeutic agents that are physically mixed within the polymer matrix by the process of polymer erosion, dissolution or diffusion through the polymer matrix, pore formation in the matrix, or a combination of these mechanisms.

      - VETERINARY PRODUCTS. ALZA has under development for client companies a number of veterinary products based on its various technologies. These technologies include ruminal bolus osmotic systems, implantable osmotic systems and various site-specific systems that provide either constant or pulsatile drug delivery. Ivomec-SR (registered trademark), a product combining Merck & Co., Inc.'s antiparasitic agent ivermectin with ALZA's ruminal bolus technology to control internal and external parasites in cattle on pasture for an entire grazing season following a single administration, has been introduced by Merck in the United Kingdom. Regulatory applications for approval to market the product in the United States and other countries are on file. Other veterinary products under development include systems for the administration of an estrus suppressing agent, and, under an agreement with Monsanto, growth hormones for cattle and other food producing animals.


THERAPEUTIC DISCOVERY CORPORATION

      On June 11, 1993, ALZA completed the distribution of a special dividend of "Units" to ALZA stockholders. Each Unit consists of one share of TDC Class A Common Stock and one warrant to purchase one-eighth of one share of ALZA Common Stock. Holders of record of ALZA Common Stock received one Unit for every 10 shares of ALZA Common Stock owned on May 28, 1993, with cash distributed in lieu of fractional Units. The Units trade on the Nasdaq Stock Market (under the trading symbol TDCAZ), and will trade only as Units until the earlier of June 11, 1996 or the date on which ALZA exercises the Purchase Option (as defined below) (the "Separation Date"), at which time the warrants and TDC Class A Common Stock will trade separately. The warrants will be exercisable at a per-share exercise price of $65 at any time after the Separation Date and will expire, if not previously exercised, on December 31, 1999. In connection with the dividend, ALZA contributed $250 million in cash to TDC.

      TDC was formed for the purpose of selecting and developing new human pharmaceutical products combining ALZA's proprietary drug delivery technology with various drug compounds, and commercializing such products, most likely through licensing to ALZA. ALZA and TDC have entered into a development agreement (the "Development Contract") pursuant to which ALZA conducts research and development activities on behalf of TDC. ALZA has granted to TDC a royalty-free, nonexclusive, perpetual license to use ALZA's proprietary drug delivery technology to develop and commercialize specified TDC products.

      ALZA has an option to license any products developed by TDC, on a product-by-product basis, providing ALZA with access to a potential pipeline of products for worldwide commercialization. If ALZA exercises its license option for any product, ALZA will make royalty payments to TDC with respect to such product if the product is sold by ALZA (up to a maximum of 5% of ALZA's net sales) or, if the product is sold by a third party, sublicensing fees of up to 50% of ALZA's sublicensing revenues with respect to the product. ALZA has an option, exercisable on a product-by-product basis, to buy out its royalty obligation to TDC by making a one-time payment that is a multiple of royalties and sublicensing fees paid in specified periods.

      ALZA also has an option to purchase, according to a predetermined formula, all (but not less than all) of the outstanding shares of TDC Class A Common Stock (the "Purchase Option"). The Purchase Option is exercisable at any time until December 31, 1999 (or later under certain circumstances). However, the Purchase Option will expire, in any event, on the 60th day after TDC files with the Securities and Exchange Commission a Report on Form 10-K or Form 10-Q containing a balance sheet showing less than an aggregate of $5 million in cash, cash equivalents, short-term investments and long-term investments. If ALZA exercises the Purchase Option, the exercise price will be the greatest of: (a) the greater of (i) 25 times the worldwide royalties and sublicensing fees paid by ALZA to TDC during four specified calendar quarters or (ii) 100 times such royalties and sublicensing fees during a specified calendar quarter; in either case, less any amounts previously paid by ALZA to exercise a buy-out option with respect to any product; (b) the fair market value of one million shares of ALZA Common Stock; (c) $325 million less all amounts paid by TDC under the Development Contract; or (d) $100 million. The purchase price may be paid in cash, in ALZA Common Stock, or any combination of the two, at the election of ALZA.

      ALZA performs certain administrative services for TDC under an administrative services agreement which is terminable at the option of TDC, and for which ALZA is reimbursed its direct costs, plus certain overhead expenses. For the year ended December 31, 1993, reimbursement to ALZA under this agreement was approximately $120,000.


BIO-ELECTRO SYSTEMS, INC.

      In February 1992, ALZA acquired all the outstanding shares of BES for $23 per share, paid in ALZA Common Stock. BES was formed in 1988 through a subscription offering to ALZA stockholders to develop drug delivery systems incorporating ALZA's proprietary electrotransport and bioerodible polymer drug delivery technologies. ALZA had an option to acquire all BES Class A Common Stock, which ALZA exercised on November 11, 1991. The acquisition was effected through a merger of BES into ALZA on February 7, 1992. In the merger, an aggregate of approximately 1.9 million ALZA shares were issued to BES stockholders in exchange for all outstanding BES shares, and ALZA assumed all BES liabilities.


RESEARCH AND DEVELOPMENT

      ALZA had research revenues of $46.8 million during 1993, $39.1 million during 1992 and $41.7 million during 1991 from clients with which ALZA has joint research and product development agreements (including $4.9 million from TDC in 1993 and $14.7 million from BES in 1991). ALZA's research revenues represent the clients' reimbursement to ALZA of related costs, including an allocation of general and administrative expenses, and therefore do not contribute significantly to current income. ALZA spent $16.8 million on ALZA-sponsored research and development activities during 1993 ($18.3 million and $11.6 million in 1992 and 1991, respectively) and $36.4 million on client-sponsored research and development activities during 1993 ($33.8 million and $29.5 million in 1992 and 1991, respectively), excluding related reimbursable general and administrative costs. Research and development costs are expensed as incurred.


MANUFACTURING

      ALZA manufactures some or all of the product requirements for certain client companies, including Nicoderm for Marion Merrell Dow, Duragesic for Janssen, Procardia XL and Minipress XL for Pfizer, Catapres-TTS for Boehringer Ingelheim, Transderm Scop and Efidac/24 for Ciba, and IVOMEC-SR for Merck. ALZA also manufactures its Progestasert, Alzet, Ocusert and Testoderm products. ALZA's 220,000 square foot commercial manufacturing facility is in Vacaville, California.

      Some of the materials used in manufacturing ALZA-developed products are unique and may be available only from one or a limited number of suppliers. ALZA attempts, where appropriate, to negotiate long-term supply arrangements for some of these materials.

      In December 1993, ALZA wrote off approximately $28.1 million related primarily to ALZA's manufacturing activities. This write-off resulted from both non-recurring expenses and allowances related to scale-up of the production of certain products and to excess transdermal manufacturing capacity and equipment resulting from ALZA's facilities expansion in Vacaville, California. The facilities expansion was followed by lower than anticipated Nicoderm production requirements reflecting the decline in Nicoderm sales in 1993. A portion of the write-off also related to the Duragesic product. In late 1993, ALZA learned that certain 25 microgram and 50 microgram Duragesic systems manufactured by ALZA may release fentanyl at a somewhat higher rate than the designated dose. For a short period, only limited quantities of the product were available on a "compassionate need" basis from Janssen Pharmaceuticals. The $28.1 million write-off included $10.1 million of inventory write-downs, $6.8 million of equipment write-offs, $4.6 million of allowances reducing sales and receivables, and $6.6 million of anticipated future cash outlays related to contractual product supply issues. The effect of the write-off was to increase costs of products shipped by approximately $22.0 million and reduce net sales by $6.1 million for the year ended December 31, 1993.


GOVERNMENTAL REGULATION

      Under the United States Food, Drug, and Cosmetic Act, "new drugs" must obtain approval from the FDA before they lawfully can be marketed in the United States. Applications for approval must be based on extensive clinical and other testing, the cost of which is very substantial. The packaging and labeling of all new drug products are also subject to FDA regulation. Approvals are required from health regulatory authorities in foreign countries before marketing of pharmaceutical products may commence in those countries. Requirements for approval may differ from country to country, and can involve additional testing. There can be substantial delays in obtaining required approvals from both the FDA and foreign regulatory authorities after applications are filed. Even after approvals are obtained, further delays may be encountered before the products become commercially available. Veterinary products are subject to similar, although in some cases less extensive, approval procedures.

      All facilities and manufacturing techniques used for the manufacture of products for clinical use or for sale must conform with "Good Manufacturing Practices," the FDA regulations governing the production of pharmaceutical products. From time to time, the FDA and other federal, state and local government agencies may adopt regulations that affect the manufacturing and marketing of ALZA-developed products.

      Environmental regulations may also affect the manufacturing process. As a pharmaceutical company, ALZA uses in its business chemicals and materials which may be classified from time to time as hazardous or toxic materials and which require special handling and disposal. In addition, ALZA undertakes to minimize releases to the environment and exposure of its employees and the public to such materials, and the costs of these activities have increased substantially in recent years. While the cost of compliance, prevention and clean-up have not been material to date, it is possible that such costs may increase significantly in the future. See "Legal Proceedings" below.


PATENTS AND PATENT APPLICATIONS

      As of December 31, 1993, ALZA owned more than 500 United States patents and more than 150 pending United States patent applications relating to its products and other technologies. ALZA has in excess of 2,000 foreign patents and pending patent applications covering its various technologies and products. Patents have been issued, or are expected to be issued, covering ALZA's current technologies and products, as well as products under development.

      Patent protection generally has been important in the pharmaceutical industry. ALZA believes that its current patents, and patents that may be obtained in the future, are important to future operations. There can be no assurance that ALZA's currently existing patents will cover future products, that additional patents will be issued, or that any patents now or hereafter issued will be of commercial benefit. In the United States, patents generally are granted for a period of seventeen years. Some of ALZA's earlier patents covering various aspects of certain OROS and TTS dosage forms have begun to expire, or will expire, over the next several years; however, ALZA technologies and products are generally covered by multiple patents.

      Although a patent has a statutory presumption of validity in the United States, the issuance of a patent is not conclusive as to such validity or as to the enforceable scope of the claims of the patent. There can be no assurance that patents of ALZA will not be successfully challenged in the future. The validity or enforceability of a patent after its issuance by the patent office can be challenged in litigation. If the outcome of the litigation is adverse to the owner of the patent, third parties may then be able to use the invention covered by the patent, in some cases without payment. There can be no assurance that ALZA patents will not be infringed or successfully avoided through design innovation.

      It is also possible that third parties may obtain patent or other proprietary rights that may be necessary or useful to ALZA. In cases where third parties are first to invent a particular product or technology, it is possible that those parties will obtain patents that will be sufficiently broad so as to prevent ALZA from using certain technology or from further developing or commercializing certain products. If licenses from third parties are necessary but cannot be obtained, commercialization of the related products would be delayed or prevented. As ALZA expands its direct marketing of products, ALZA may choose to license-in compounds or technologies for use in those products.

      In addition, ALZA utilizes significant unpatented proprietary technology, and there can be no assurance that others will not develop similar technology.

      For a description of certain legal proceedings relating to patents, see "Legal Proceedings" below.


COMPETITION

      All of ALZA's current and future products will face competition both from more traditional forms of drug delivery and from advanced delivery systems being developed by others. This competition potentially includes all of the pharmaceutical companies in the world, including current ALZA clients. Many of these other pharmaceutical companies have greater financial resources, technical staff and manufacturing and marketing capabilities than does ALZA.
A number of smaller companies also
are developing drug delivery technologies. Competition in drug delivery systems is generally based on performance characteristics and price. Acceptance by hospitals, physicians and patients is crucial to the success of a product. Health care reimbursement policies of government agencies and insurers will continue to exert pressure on pricing, and various federal and state agencies have enacted regulations requiring rebates of a portion of the purchase price of many pharmaceutical products. Price competition may become increasingly important as a result of the federal government administration's stated intention to focus on the containment of health care costs.

      The health care industry has continued to change rapidly as the public, government, medical practitioners and the pharmaceutical industry focus on ways to expand medical coverage while controlling the growth in health care costs. Congress is working on comprehensive legislative changes which, if enacted, could significantly affect health care companies. The President of the United States has made this reform a top priority. The changes are expected to put pressures on the prices charged for pharmaceutical products. While ALZA believes the changing health care environment may increase the value of ALZA's drug delivery products over the long term, it is impossible to predict the impact any such legislative changes may have on ALZA.


REVENUES

      In 1993, ALZA received royalty income from 12 products in the marketplace. Approximately 60% of ALZA's 1993 royalty income has been the result of sales of Procardia XL by Pfizer in the United States. Because the drug nifedipine incorporated in the Procardia XL (registered trademark) product is no longer covered by a patent, other companies may attempt to develop products similar to Procardia XL. To date no product has been introduced which is bio-equivalent to Procardia XL. If such a product were to be developed and introduced, its marketing could have a significant impact on Procardia XL sales, and therefore ALZA's royalties.

      Information as to ALZA's revenues is presented below:



                                 1993         1992           1991
                              ---------     ----------     ---------
                                           (in thousands)
Royalties and fees            $ 113,318      $ 114,684        $  64,142
Net sales                        53,630         75,488           33,953
Research revenue                 46,783         39,081           41,653
Other revenue                    20,451         21,266           22,601
                              ---------       --------         --------
      Total revenues          $ 234,182      $ 250,519        $ 162,349
                              ---------     ----------        ---------
                              ---------     ----------        ---------


Pfizer accounted for 35% of ALZA's total revenues in 1993, 29% in 1992 and 27% in 1991; Ciba accounted for 13% of ALZA's total revenues in 1993, 10% in 1992 and 14% in 1991; and Marion Merrell Dow accounted for 10% of ALZA's total revenues in 1993, 26% in

1992 and 10% in 1991. The loss of these revenues would have a material adverse effect on ALZA's profitability.

      Research revenue from TDC during 1993 was approximately $4.9 million (2% of total revenues). BES accounted for 9% of ALZA's total revenues in 1991.


INDUSTRY SEGMENTS; EXPORTS

      ALZA's business comprises one industry segment. Export sales were $18.1 million during 1993, $12.1 million during 1992 and $2.9 million in 1991, principally to distributors in Europe and client companies in Europe and Canada.


EMPLOYEES

      On December 31, 1993, ALZA had 1,078 employees, of whom approximately 500 were engaged in research and product development activities, approximately 340 were engaged in manufacturing activities and the remainder were working in general, administrative and marketing areas.


ITEM 2.    PROPERTIES

      ALZA's corporate offices and its initial research and development campus are located in Palo Alto, California. During 1993, ALZA continued to develop its second research and development campus in Mountain View, California, and its commercial manufacturing facility in Vacaville, California. ALZA also occupies a small research facility in Spring Lake Park, Minnesota. ALZA believes that its facilities and equipment are sufficient to meet its current operating requirements. In addition, ALZA expects to continue to develop its Mountain View Campus and to purchase or lease available facilities or properties to support its long-term expansion, if and when they become available on acceptable terms.


ITEM 3.    LEGAL PROCEEDINGS

      In the ordinary course of business, various suits and claims are filed against ALZA. In the past, ALZA's liability claims (including product liability) have not been significant, and ALZA is not aware of any material asserted or unasserted claims pending against ALZA. ALZA is not involved in any legal proceedings which, in the opinion of the management, either alone or in the aggregate, will have a material adverse effect on ALZA's financial position or results of operations.

      Two patent infringement suits were filed in late 1991 against both Marion Merrell Dow and ALZA in connection with the commercialization of Nicoderm. One of the suits was filed by Elan Corporation in the United States District Court for the Northern District of California. In May 1992, this suit was withdrawn and, under the settlement, ALZA and Marion Merrell Dow agreed to withdraw their countersuit. The settlement had no impact on the financial statements of any of the parties. The other suit was filed in the United States District Court for the District of New Jersey by Ciba Corporation. Ciba's motion for preliminary injunction against the marketing of Nicoderm was denied in December 1991. The suit is in the discovery phase.

      During the second quarter of 1993, two securities class action lawsuits were filed against ALZA and certain of its officers and directors in the United States District Court for the Northern District of California. The lawsuits have been consolidated into one suit. The consolidated lawsuit claims that ALZA issued and allowed to be issued various public statements that were materially false and misleading, primarily with respect to the Nicoderm product. Under a recent court order, ALZA's outside directors are to be removed as defendants in the suit. ALZA believes that the lawsuit is without merit and is vigorously defending it.

      In July 1993, a derivative suit was filed against certain officers and all of the directors of ALZA in the United States District Court for the Northern District of California. The lawsuit claims that some or all of the named persons engaged in the mismanagement of the company and improperly obtained profits from the sale of ALZA securities. The suit has been assigned to the same judge as the consolidated case described above. Activities on the derivative suit have been stayed pursuant to a stipulation and a court order. ALZA believes that the lawsuit is without merit.

      ALZA has been named as a potentially responsible party ("PRP") in connection with the cleanup of certain waste disposal or "superfund" sites. One of these actions is the cleanup of the Hillview Porter site near ALZA's Palo Alto facilities. ALZA believes that it did not discharge any of the chemicals of concern at this site. Other actions in which ALZA has been named as a PRP involve the disposal of small quantities of waste at disposal sites which were later named as cleanup sites. ALZA does not believe that its liability in these matters, either individually or in the aggregate, will be material. However, because the actions involve many parties and multiple regulatory authorities, and the cleanup and allocation of financial responsibility can take many years, it is impossible to predict the timing or amount of ALZA's potential liability.

      Subsequent to year end, a suit was filed against ALZA by Cygnus Therapeutics Corporation in the United States District Court for the Northern District of California, seeking a declaration of unenforceability and invalidity of an ALZA patent relating to transdermal administration of fentanyl and alleging violation of antitrust laws. ALZA believes the suit to be without merit and has filed a motion to dismiss the suit.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.


                     EXECUTIVE OFFICERS OF THE REGISTRANT


                                         PRINCIPAL OCCUPATIONS FOR
         NAME                AGE            PAST FIVE YEARS
- ------------------------     ---        ------------------------------------
Dr. Alejandro Zaffaroni        71       Co-Chairman of the Board (since 1987)
                                        and founder (in 1968) of ALZA;
                                        Chairman of the Board and Chief
                                        Executive Officer (1982-1987);
                                        Managing Director of Affymax N.V., a
                                        drug discovery company.

Dr. Ernest Mario               55       Co-Chairman of the Board and Chief
                                        Executive Officer of ALZA (since
                                        August 1993); Chief Executive of Glaxo
                                        Holding, plc (1989-1992); Chief
                                        Executive Officer of Glaxo, Inc.
                                        (1988-1989).

Dr. Jane E. Shaw               55       President and Chief Operating Officer
                                        of ALZA (since 1987); Executive Vice
                                        President, and President, ALZA
                                        Research Division (1985-1987).

Adrian M. Gerber               56       Executive Vice President, Commercial
                                        Development of ALZA (since May 1990);
                                        Executive Director, Corporate
                                        Licensing, of Merck & Co., Inc., a
                                        pharmaceutical company (1985-1990).

Dr. Felix Theeuwes             56       Executive Vice President, Research and
                                        Development of ALZA (since 1991) and
                                        Chief Scientist (since 1982); Senior
                                        Vice President (1987-1990).

James Butler                   53       Vice President, Sales and Marketing
                                        (since 1993); Vice President and
                                        General Manager of Glaxo, Inc.'s
                                        corporate division (1987-1993).



Bruce C. Cozadd                30       Vice President and Chief Financial
                                        Officer of ALZA (since January 1994);
                                        Vice President, Corporate Planning and
                                        Analysis (1993); Manager, Strategic
                                        Projects (1991 to 1993).

Gary S. Lyman                  51       Vice President, Manufacturing of ALZA
                                        (since 1985).

Dr. Samuel R. Saks             39       Vice President, Medical Affairs of
                                        ALZA (since 1992); Vice President,
                                        Clinical Research, Oncology,
                                        Schering-Plough Corporation
                                        (1991-1992); Vice President, Clinical
                                        Research, XOMA Corporation
                                        (1989-1991).

Peter D. Staple                42       Vice President and General Counsel of
                                        ALZA (since March 1994); Vice
                                        President and Associate General
                                        Counsel of Chiron Corporation (1992 to
                                        1994); Vice President and Associate
                                        General Counsel of Cetus Corporation
                                        (1983 to 1992).


                                  PART II


ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
            MATTERS

      ALZA incorporates by reference the information concerning the market for its common stock and related stockholder matters set forth at page 38 in the Annual Report to Stockholders (the "Annual Report") attached as Exhibit 13.


ITEM 6.    SELECTED FINANCIAL DATA

      ALZA incorporates by reference the selected consolidated financial data set forth at page 37 in the Annual Report.


ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
            RESULTS OF OPERATIONS

      ALZA incorporates by reference Management's Discussion and Analysis of Financial Condition and Results of Operations set forth at pages 20 to 22 in the Annual Report.


ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     ALZA incorporates by reference the Consolidated Financial Statements and notes thereto set forth at pages 23 to 35 and the Report of Independent Auditors at page 36 in the Annual Report.


ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
            FINANCIAL DISCLOSURE

      Not applicable.

                                  PART III


ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      ALZA incorporates by reference the information concerning its directors set forth under the heading "Election of Directors" on pages 1-4 in ALZA's definitive proxy statement dated March 14, 1994 for its Annual Meeting of Stockholders to be held on April 26, 1994 (the "Proxy Statement"). Information concerning ALZA's executive officers appears at the end of Part I of this report on pages 16 and 17.


ITEM 11.   EXECUTIVE COMPENSATION

      ALZA incorporates by reference the information ("Summary Compensation Table," "1993 Option Grants" and "1993 Aggregated Option Exercises and Fiscal Year-End Option Values") set forth under the heading "Executive Compensation" on pages 4 through 10 in the Proxy Statement.


ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      ALZA incorporates by reference the information set forth under the heading "Beneficial Stock Ownership" on pages 11 and 12 in the Proxy Statement.


ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      ALZA incorporates by reference the information set forth under the heading "Certain Transactions" on page 14 in the Proxy Statement.

                                   PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULES AND
            REPORTS ON FORM 8-K

(a)   Documents filed as part of this Annual Report on Form 10-K:

       1. Consolidated Financial Statements: Incorporated by reference to the Annual Report (see accompanying Index to Consolidated Financial Statements).

       2. Consolidated Financial Statement Schedules: See accompanying Index to Consolidated Financial Statement Schedules.

       3.   Exhibits:

                   3.1 Restated Certificate of Incorporation of ALZA Corporation filed with the Delaware Secretary of State on February 14, 1994.

                   3.2 Restated By-laws of ALZA Corporation as restated on February 10, 1994.

                  10.1 Technology License Agreement between ALZA and Therapeutic Discovery Corporation(1)

                  10.2 Development Agreement between ALZA and Therapeutic Discovery Corporation(2)

                  10.3 License Option Agreement between ALZA and Therapeutic Discovery Corporation(3)

                  10.4 Restated Certificate of Incorporation of Therapeutic Discovery Corporation(4)
___________________________

(1) Incorporated by Reference to Exhibit 10.1 of the Form 10 of Therapeutic Discovery Corporation (Commission File No. 0-21478) dated March 31, 1993, as amended.

(2) Incorporated by Reference to Exhibit 10.2 of the Form 10 of Therapeutic Discovery Corporation (Commission File No. 0-21478) dated March 31, 1993, as amended.

(3) Incorporated by Reference to Exhibit 10.3 of the Form 10 of Therapeutic Discovery Corporation (Commission File No. 0-21478) dated March 31, 1993, as amended.

(4) Incorporated by Reference to Exhibit 3.2 of the Form 10 of Therapeutic Discovery Corporation (Commission File No. 0-21478) dated March 31, 1993, as amended.

                  10.5 364-Day Credit Agreement dated November 4, 1993 among ALZA Corporation, the participating banks and The Chase Manhattan Bank (National Association) as agent for the participating banks.

                  10.6 3-Year Credit Agreement dated November 4, 1993 among ALZA Corporation, the participating banks and The Chase Manhattan Bank (National Association) as agent for the participating banks.

                  EXECUTIVE COMPENSATION PLANS AND ARRANGEMENTS

                  10.7  1994 PACE Plan

                  10.8  Executive Deferral Plan Amendments

                  11 Statement regarding weighted average common and common equivalent shares used in the computation of per share earnings

                  13 Portions of Annual Report to Stockholders expressly incorporated by reference herein

                  20 Proxy Statement (not to be deemed filed except as expressly incorporated by reference herein)(5)

                  21    Subsidiaries

                  23    Consent of Ernst & Young, Independent Auditors

(b) No reports on Form 8-K were filed during the quarter ended December 31, 1993.

____________________

(5) Incorporated by Reference to the definitive Proxy Statement, dated March 14, 1994.

                                   ALZA CORPORATION

                 INDEX TO CONSOLIDATED FINANCIAL STATEMENTS, REPORT OF
          INDEPENDENT AUDITORS AND CONSOLIDATED FINANCIAL STATEMENT SCHEDULES
                                     (Item 14(a))

                                                  PAGE NUMBER REFERENCE
                                                 -----------------------
                                                  ANNUAL REPORT   FORM
                                                 TO STOCKHOLDERS  10-K
                                                 ---------------  ----
Consolidated statement of operations for the
years ended December 31, 1993, 1992 and 1991           23

Consolidated balance sheet at December 31,
1993 and 1992                                          24

Consolidated statement of stockholders'
equity for the years ended December 31, 1993,
1992 and 1991                                          25

Consolidated statement of cash flows for
the years ended December 31, 1993, 1992
and 1991                                               26

Notes to consolidated financial statements             27-35

Report of Ernst & Young, Independent
Auditors                                               36

The following consolidated financial statement schedules of ALZA Corporation are included:

I     -  Marketable securities - other                            23-24
         investments

II    -  Amounts receivable from related parties,                 25
         and underwriters, promoters, and employees other than related parties

V     -  Consolidated property, plant and                         26
         equipment

VI   -   Consolidated accumulated depreciation                    27
         and amortization of property, plant
         and equipment

VIII  -  Consolidated valuation and qualifying                    28
         accounts

IX    -  Short-term borrowings                                    29

X     -  Consolidated supplementary income                        30
         statement information

All other schedules have been omitted because the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements, including the notes thereto.

                                                                  SCHEDULE I
                                   ALZA CORPORATION
                     MARKETABLE SECURITIES - OTHER INVESTMENTS
                                  DECEMBER 31, 1993

                                              PRINCIPAL                         MARKET VALUE OF    AMOUNT AT WHICH EACH
                                              AMOUNTS OF          COST OF        EACH ISSUE AT     ISSUE CARRIED IN THE
NAME OF ISSUER AND TITLE OF EACH ISSUE      BONDS AND NOTES      EACH ISSUE    BALANCE SHEET DATE       BALANCE SHEET
- --------------------------------------      ---------------      ----------    ------------------   --------------------
SHORT-TERM INVESTMENTS

United States Treasury Securities
  US Treasury Bills                           $  5,000,000      $  4,835,000     $  4,894,000          $  4,893,000

Commercial Paper
  1st Premium Funding                            3,000,000         2,971,000        2,964,000             2,971,000
  American Telephone and Telegraph               5,000,000         4,946,000        4,932,000             4,946,000
  Banca CRT Financial Corp                       3,000,000         2,971,000        2,955,000             2,971,000
  Fleet Funding                                  3,000,000         2,974,000        2,980,000             2,974,000
  Ford                                           5,000,000         4,953,000        4,924,000             4,953,000
  General Electric                               8,945,000         8,887,000        8,887,000             8,887,000
  Merrill Lynch                                  2,000,000         1,983,000        1,978,000             1,983,000
  Norwich Funding                                1,518,000         1,516,000        1,516,000             1,516,000
  Pooled Certificates Corp                       2,000,000         1,971,000        1,963,000             1,971,000
  Sanwa                                          2,338,000         2,334,000        2,334,000             2,334,000
                                              ------------      ------------     ------------          ------------
Subtotal - Short-term Investments             $ 40,801,000      $ 40,341,000     $ 40,327,000          $ 40,399,000

INVESTMENTS IN LONG-TERM GOVERNMENT AND
CORPORATE NOTES AND BONDS

United States Treasury Securities
  US Treasury Notes                           $ 42,426,000      $ 42,882,000     $ 43,519,000          $ 42,820,000

United States Government Agency Notes
  Federal Home Loan Bank                        11,525,000        11,529,000       11,442,000            11,529,000
  Federal Home Loan Marketing Corporation        2,000,000         1,998,000        1,993,000             1,998,000
  Federal National Mortgage Association         13,977,000        14,961,000       14,962,000            14,958,000

Corporate Notes
  American Telephone and Telegraph               3,000,000         3,269,000        3,309,000             3,203,000
  Bell South                                     2,000,000         2,268,000        2,258,000             2,263,000
  Gannett                                        5,000,000         4,984,000        5,064,000             4,987,000
  General Electric                               2,000,000         1,995,000        2,214,000             1,997,000
  MCA                                            3,000,000         3,224,000        3,198,000             3,206,000
  McDonald's                                     2,015,000         2,043,000        2,216,000             2,027,000
  Procter & Gamble                               5,000,000         4,988,000        5,124,000             4,993,000
  Pittsburgh National Bank Corp                  2,000,000         2,056,000        2,065,000             2,007,000
  Shell Oil                                      4,000,000         4,163,000        4,317,000             4,149,000
  Tampa Electric                                 1,000,000           993,000        1,006,000               993,000
  Tennessee Valley Electric                      2,000,000         1,996,000        2,000,000             1,996,000
  Wachovia Bank                                  4,500,000         4,507,000        4,514,000             4,507,000
  WalMart                                        6,000,000         5,981,000        6,120,000             5,984,000

Asset-Backed Securities
  1ST USA Funding                                6,750,000         4,247,000        4,245,000             4,247,000
  Daimler/Benz                                     917,000           916,000          914,000               916,000
  Discover Card Turst                            1,750,000         1,991,000        1,986,000             1,991,000
  Morgan Bank National Association               1,000,000         1,015,000          991,000             1,014,000
  National Credit Card Trust                     7,000,000         7,079,000        7,155,000             7,014,000
  Sears Credit Card Trust                        1,000,000         1,011,000        1,010,000             1,002,000


                                              PRINCIPAL                         MARKET VALUE OF    AMOUNT AT WHICH EACH
                                              AMOUNTS OF          COST OF        EACH ISSUE AT     ISSUE CARRIED IN THE
NAME OF ISSUER AND TITLE OF EACH ISSUE      BONDS AND NOTES      EACH ISSUE    BALANCE SHEET DATE       BALANCE SHEET
- --------------------------------------      ---------------      ----------    ------------------   --------------------

Collateralized Mortgage Obligations
  ADVANTA                                     $  1,825,000      $  1,824,000     $  1,829,000          $  1,824,000
  Federal Home Loan Marketing Corporation        5,748,000         5,774,000        5,916,000             5,773,000
  Federal National Mortgage Association         12,035,000        11,994,000       11,972,000            11,993,000

Plymouth Street Limited Partnership             14,000,000        14,000,000       14,000,000            14,000,000
                                              ------------      ------------     ------------          ------------
  Subtotal - Investments in Long-Term
  Government and Corporate
     Notes and Bonds                           163,468,000       163,688,000      165,339,000           163,391,000
                                              ------------      ------------     ------------          ------------
Total Marketable Securities -
  Other Investments                           $204,269,000      $204,029,000     $205,666,000          $203,790,000
                                              ------------      ------------     ------------          ------------
                                              ------------      ------------     ------------          ------------


                                                               SCHEDULE II


                                     ALZA CORPORATION
                        AMOUNTS RECEIVABLE FROM RELATED PARTIES AND
             UNDERWRITERS, PROMOTERS AND EMPLOYEES OTHER THAN RELATED PARTIES
                                    DECEMBER 31, 1993


                               BALANCE AT
                                BEGINNING                              BALANCE AT END
       NAME OF DEBTOR           OF PERIOD     ADDITIONS   DEDUCTIONS      OF PERIOD
- -----------------------------  -----------    ---------   ----------   -----------------
Bonnie J. Eckenhoff (Burdett)
and J. Benjamin Eckenhoff(1)     $      -     $273,763     $       -      $273,763





(1) Borrowers have pledged a security interest in, and delivered to ALZA, shares of ALZA Corporation Common Stock as security for repayment in full of the loan. The loan is due on or before May 31, 1994. Interest accrues at a rate of 5 percent per annum.


                                                              SCHEDULE V

                                 ALZA CORPORATION
                    CONSOLIDATED PROPERTY, PLANT AND EQUIPMENT
                   YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991


                                     BALANCE AT
                                      BEGINNING      ADDITIONS                        RETIREMENTS        BALANCE AT
                                      OF YEAR         AT COST        TRANSFERS          OR SALES         END OF YEAR
                                     ----------      ---------       ---------        -----------        -----------
Year ended December 31, 1993:

  Buildings and leasehold
    improvements                  $ 135,728,000     $    495,000     $ 31,743,000     $(3,549,000)      $ 164,417,000
  Equipment                          77,187,000        6,001,000        9,172,000      (1,698,000)         90,662,000
  Construction in progress           24,805,000       24,140,000      (40,915,000)     (1,627,000)          6,403,000
  Land and prepaid land leases       16,979,000           22,000                -               -          17,001,000
                                  -------------     ------------      -----------     -----------       -------------
  Total                           $ 254,699,000     $ 30,658,000      $         -     $(6,874,000)      $ 278,483,000
                                  -------------     ------------      -----------     -----------       -------------
                                  -------------     ------------      -----------     -----------       -------------


Year ended December 31, 1992:

  Buildings and leasehold
    improvements                  $ 113,036,000     $    796,000     $ 21,896,000     $         -       $ 135,728,000
  Equipment                          61,127,000        7,992,000        8,438,000        (370,000)         77,187,000
  Construction in progress           25,381,000       33,018,000      (33,542,000)        (52,000)         24,805,000
  Land and prepaid land leases       13,757,000           14,000        3,208,000               -          16,979,000
                                  -------------     ------------      -----------     -----------        ------------
  Total                           $ 213,301,000     $ 41,820,000     $          -     $  (422,000)      $ 254,699,000
                                  -------------     ------------      -----------     -----------       -------------
                                  -------------     ------------      -----------     -----------       -------------


Year ended December 31, 1991:

  Buildings and leasehold
    improvements                  $ 107,374,000     $  4,563,000     $  6,184,000      (5,085,000)      $ 113,036,000
  Equipment                          47,086,000        5,129,000        9,758,000        (846,000)         61,127,000
  Construction in progress           12,324,000       30,323,000      (17,241,000)        (25,000)         25,381,000
  Land and prepaid land leases       12,458,000                -        1,299,000               -          13,757,000
                                  -------------     ------------      -----------     -----------       -------------
  Total                           $ 179,242,000     $ 40,015,000     $          -     $(5,956,000)      $ 213,301,000
                                  -------------     ------------      -----------     -----------       -------------
                                  -------------     ------------      -----------     -----------       -------------


                                                                  SCHEDULE VI

                                  ALZA CORPORATION
            CONSOLIDATED ACCUMULATED DEPRECIATION AND AMORTIZATION OF
                            PROPERTY, PLANT AND EQUIPMENT
                    YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991

                                        BALANCE AT            ADDITIONS
                                         BEGINNING        CHARGED TO COSTS     RETIREMENTS         BALANCE AT
                                         OF YEAR            AND EXPENSES         OR SALES          END OF YEAR
                                        ----------        ----------------     -----------         -----------
Year ended December 31, 1993:

  Buildings and leasehold
     improvements                       $13,299,000          $ 4,792,000       $  (492,000)         $ 17,599,000
  Equipment                              30,972,000            8,129,000          (196,000)           38,905,000
  Prepaid land leases                       360,000               22,000                 -               382,000
                                        -----------          -----------       -----------          ------------
  Total                                 $44,631,000          $12,943,000       $  (688,000)         $ 56,886,000
                                        -----------          -----------       -----------          ------------
                                        -----------          -----------       -----------          ------------

Year ended December 31, 1992:

  Buildings and leasehold
      improvements                      $ 9,993,000          $ 3,306,000       $         -          $ 13,299,000
  Equipment                              25,006,000            6,196,000          (230,000)           30,972,000
  Prepaid land leases                       339,000               21,000                 -               360,000
                                        -----------          -----------       -----------          ------------
  Total                                 $35,338,000          $ 9,523,000       $  (230,000)         $ 44,631,000
                                        -----------          -----------       -----------          ------------
                                        -----------          -----------       -----------          ------------


Year ended December 31, 1991:

  Buildings and leasehold
      improvements                      $ 8,031,000          $ 3,139,000       $(1,177,000)         $  9,993,000
  Equipment                              20,488,000            5,060,000          (542,000)           25,006,000
  Prepaid land leases                       317,000               22,000                 -               339,000
                                        -----------          -----------       -----------          ------------
  Total                                 $28,836,000          $ 8,221,000       $(1,719,000)         $ 35,338,000
                                        -----------          -----------       -----------          ------------
                                        -----------          -----------       -----------          ------------


                                                                  SCHEDULE VIII



                                  ALZA CORPORATION
                  CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
                   YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991



                          BALANCE AT    ADDITIONS
                           BEGINNING    CHARGED TO      DEDUCTIONS      BALANCE AT
                           OF YEAR        INCOME       (WRITE-OFFS)    END OF YEAR
                        ------------    ----------     ------------    -----------
Allowance for doubtful
  receivables:

  1993                  $   181,000     $     31,000   $    ( 1,000)   $   211,000
                        -----------     ------------   ------------    -----------
                        -----------     ------------   ------------    -----------

  1992                  $   157,000     $     31,000   $    ( 7,000)   $   181,000
                        -----------     ------------   ------------    -----------
                        -----------     ------------   ------------    -----------

  1991                  $   141,000     $     31,000   $    (15,000)   $   157,000
                        -----------     ------------   ------------    -----------
                        -----------     ------------   ------------    -----------



                                                                SCHEDULE IX


                                 ALZA CORPORATION
                              SHORT-TERM BORROWINGS
                                DECEMBER 31, 1993


 CATEGORY OF                                              MAXIMUM AMOUNT        AVERAGE AMOUNT         WEIGHTED
  AGGREGATE           BALANCE AT         WEIGHTED           OUTSTANDING       OUTSTANDING DURING   AVERAGE INTEREST
 SHORT-TERM          END OF PERIOD        AVERAGE           DURING THE            DURING THE          RATE DURING
 BORROWINGS            (AT PAR)        INTEREST RATE      PERIOD (AT PAR)       PERIOD (AT PAR)       THE PERIOD
- ------------         -------------     -------------      ---------------     ------------------   ----------------
Commercial Paper(1)   $250,000,000          3.61%           $250,000,000        $229,262,000(2)         3.59%(3)







(1) $250 million U.S. commercial paper program supported by bank lines of credit totaling $250 million. No borrowings have been made under the lines of credit as of December 31, 1993.

(2) The average amount outstanding during the period was computed by performing a weighted average calculation of commercial paper outstanding since inception of the commercial paper program on November 1, 1993.

(3) The weighted average interest rate during the period was computed by dividing annualized commercial paper interest expense for 1993 by the weighted average amount of commercial paper outstanding during the period.


                                                               SCHEDULE X

                                ALZA CORPORATION
                       CONSOLIDATED SUPPLEMENTARY INCOME
                             STATEMENT INFORMATION
                 YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991

         EXPENSES                   1993           1992           1991
- -------------------------        ----------     ----------     ----------
Maintenance and repairs          $3,306,000     $3,199,000     $2,486,000

Taxes, other than payroll
   and income taxes               3,717,000      3,396,000      2,424,000


      Amount for advertising costs and depreciation and amortization of intangible assets are not presented as such amounts are less than 1% of total sales and revenues in each of the years presented.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                ALZA CORPORATION



                                    By        [DR. ERNEST MARIO]
                                       ---------------------------------
                                                Dr. Ernest Mario
                                            Chief Executive Officer







Date:   March 29, 1994

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



 [DR. ALEJANDRO ZAFFARONI]               [RUDOLPH A. PETERSON]
- ------------------------------          --------------------------------
  Dr. Alejandro Zaffaroni                   Rudolph A. Peterson
  Co-Chairman of the Board of               Director
  Directors                                 Date:  March 29, 1994
  Date:  March 29, 1994


 [DR. ERNEST MARIO]                        [DR. JANE E. SHAW]
- ------------------------------          --------------------------------
  Dr. Ernest Mario                          Dr. Jane E. Shaw
  Co-Chairman of the Board of               Director
  Directors, Director and Chief             Date:  March 29, 1994
  Executive
  Date:  March 29, 1994


 [WILLIAM G. DAVIS]                        [ISAAC STEIN]
- ------------------------------          --------------------------------
  William G. Davis                          Isaac Stein
  Director                                  Director
  Date:  March 29, 1994                     Date:  March 29, 1994


                                           [JULIAN N. STERN]
- ------------------------------          --------------------------------
  Martin S. Gerstel                         Julian N. Stern
  Director                                  Director
  Date:                                     Date:  March 29, 1994


 [DR. ROBERT J. GLASER]                    [BRUCE C. COZADD]
- ------------------------------          --------------------------------
  Dr. Robert J. Glaser                      Bruce C. Cozadd
  Director                                  Vice President, Chief
  Date:  March 29, 1994                     Financial Officer and
                                            Principal Accounting Officer
                                            Date:  March 29, 1994

 [DEAN O. MORTON]
- ------------------------------
  Dean O. Morton
  Director
  Date:  March 29, 1994

                            EXHIBIT INDEX



Exhibit
- -------

3.1           Restated Certificate of Incorporation

3.2           Restated By-laws

10.5          364-Day Credit Agreement

10.6          3-Year Credit Agreement

10.7          1994 PACE Plan

10.8          Executive Deferral Plan Amendments

11            Statement regarding weighted average
              common and common equivalent shares
              used in computation of per share
              earnings

13            Portions of Annual Report to
              Stockholders incorporated into Form 10-K

21            Subsidiaries

23            Consent of Ernst & Young, Independent
              Auditors
