Form 10-Q
period 1994-03-31
ALZA CORP
filed 1994-05-16
CIK 4310

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


  X       Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
- - -----     Exchange Act of 1934

For the period ended      MARCH 31, 1994
                          --------------

                                       or

          Transition Report Pursuant to Section 13 or 15(d) of the Securities
- - -----     Exchange Act of 1934

For the Transition period from            to
                               ----------    ----------

                          Commission File Number 1-6247
                                                 ------


                             ALZA CORPORATION
           -----------------------------------------------------
           (Exact name of registrant as specified in its charter)


             Delaware                                77-0142070
- - -------------------------------                 -------------------
 (State or other jurisdiction of                (I.R.S. Employer
  incorporation or organization)                Identification No.)

950 Page Mill Road, P.O. Box 10950, Palo Alto, California  94303-0802
- - ---------------------------------------------------------  ----------
 (Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code (415) 494-5000
                                                    -------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes   X    No
                                    -----     ---

Number of shares outstanding of each of the registrant's classes of common stock as of April 29, 1994:

Common Stock, $.01 par value - 81,685,400 shares

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements
         --------------------

                              ALZA CORPORATION
           Condensed Consolidated Statement of Income (unaudited)
                    (in thousands, except per share data)


                                           Three Months Ended March 31,
                                               1994             1993
                                             --------         --------
REVENUES:
   Royalties and fees                        $ 32,849         $ 32,628
   Net sales                                   17,893           16,532
   Research revenue                            14,183           10,005
   Other revenue                                3,240           10,771
                                             --------         --------
     Total revenues                            68,165           69,936

COSTS AND EXPENSES:
   Costs of products shipped                   13,842           14,532
   Research and product development            16,899           13,704
   General, administrative and marketing        8,110            4,718
   Interest                                     3,712            5,031
                                             --------         --------
     Total costs and expenses                  42,563           37,985
                                             --------         --------

Income before income taxes and cumulative
   effect of accounting change                 25,602           31,951

Income taxes                                    9,985           11,182
                                             --------         --------

Income before cumulative effect of             15,617           20,769
   accounting change

Cumulative effect of accounting
   change                                           -            6,573
                                             --------         --------

Net income                                   $ 15,617         $ 27,342
                                             --------         --------
                                             --------         --------


PER COMMON AND COMMON EQUIVALENT
   SHARE:
   Income before cumulative effect of
     accounting change                       $    .19         $    .26
   Cumulative effect of accounting
     change                                         -              .08
                                             --------         --------

   Net income                                $    .19         $    .34
                                             --------         --------
                                             --------         --------

WEIGHTED AVERAGE COMMON AND
   COMMON EQUIVALENT SHARES                    82,304           79,965
                                             --------         --------
                                             --------         --------


See accompanying notes.


                              ALZA CORPORATION
              Condensed Consolidated Balance Sheet (unaudited)
                               (in thousands)

                                          March 31,     December 31,
ASSETS                                      1994            1993
- - ------                                   ----------     -----------
Current assets:
   Cash and cash equivalents             $   62,435     $   53,683
   Short-term investments                   182,144         40,399
   Receivables, net                          70,420         56,563
   Inventories, at cost:
     Raw materials                           15,667         14,635
     Work in process                         11,835          9,241
     Finished goods                           1,822          1,287
                                         ----------     ----------
     Total inventories                       29,324         25,163
   Prepaid expenses and other
     current assets                          21,761         22,603
                                         ----------     ----------
      Total current assets                  366,084        198,411

Investments in long-term government
  and corporate notes and bonds                   -*       163,391

Property, plant and equipment               283,310        278,483
Less accumulated depreciation
 and amortization                           (59,585)       (56,886)
                                         ----------     ----------
   Net property, plant and
     equipment                              223,725        221,597
Other assets                                 52,575         38,425
                                         ----------     ----------

                                         $  642,384     $  621,824
                                         ----------     ----------
                                         ----------     ----------

LIABILITIES AND STOCKHOLDERS' EQUITY
- - ------------------------------------

Current liabilities:
   Short-term debt                       $  249,370     $  249,520
   Accounts payable                          10,153         11,678
   Accrued income taxes                       5,400            375
   Accrued compensation                       6,758          8,212
   Other current liabilities                 17,444         16,393
                                         ----------     ----------
     Total current liabilities              289,125        286,178

Deferred income taxes                        12,140          9,906
Other long-term liabilities                  20,297         19,063

Stockholders' equity:
   Common stock                             296,635        295,814
   Unrealized losses on available
     for sale securities (unrealized
     loss of $3,891 less $1,598 tax
     effect)                                 (2,293)             -
   Retained earnings                         26,480         10,863
                                         ----------     ----------

     Total stockholders' equity             320,822        306,677
                                         ----------     ----------

                                         $  642,384     $  621,824
                                         ----------     ----------
                                         ----------     ----------

* Investments in long-term government and corporate notes and bonds have been reclassified to short-term investments and other assets.

See accompanying notes.


                              ALZA CORPORATION
         Condensed Consolidated Statement of Cash Flows (unaudited)
              Increase (Decrease) in Cash and Cash Equivalents
                               (in thousands)

                                                Three Months Ended March 31,
                                                     1994          1993
                                                  ----------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                     $  15,617      $  27,342
   Adjustments to reconcile net
    income to net cash provided by
     operating activities:
    Cumulative effect of accounting change                -         (6,573)
    Depreciation and amortization                     2,699          2,863
    Accrued interest on 7.5% zero coupon
     convertible subordinated debentures                  -          4,278
    Deferred income taxes                             2,234          1,232
    (Increase) decrease in assets:
      Receivables                                   (13,857)        (3,873)
      Inventories                                    (4,161)        (2,434)
      Prepaid expenses and other
        current assets                                  842          1,191
    Increase (decrease) in liabilities:
      Accounts payable                               (1,525)        (1,074)
      Accrued income taxes                            5,025          4,071
      Accrued compensation                           (1,454)        (1,225)
      Accrued and other liabilities                   2,292          1,319
                                                  ----------     ----------

        Total adjustments                            (7,905)          (225)
                                                  ----------     ----------
          Net cash provided by
            operating activities                      7,712         27,117

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                              (4,827)        (9,377)
   Purchases of available for sale
     securities                                     (74,153)             -
   Sales of available for sale securities            41,714              -
   Maturities of available for sale securities       36,194              -
   Decrease in short-term investments                     -            623
   Decrease in long-term investments                      -          5,034
   Decrease (increase) in cash surrender
     value-life insurance                              (241)         9,991
   Cash and cash equivalents reserved for contri-
     bution to Therapeutic Discovery Corporation          -        (22,000)
   Decrease in other assets                           1,689          8,859
                                                  ----------     ----------
          Net cash provided by (used in)
          investing activities                          376         (6,870)


CASH FLOWS FROM FINANCING ACTIVITIES:
   Maturities of short-term debt                       (150)             -
   Principal payments on long-term debt                  (7)            (9)
   Issuances of common stock                            821          3,426
                                                  ----------     ----------
          Net cash provided by
            financing activities                        664          3,417
                                                  ----------     ----------

Net increase in cash and
   cash equivalents                                   8,752         23,664
Cash and cash equivalents at
   beginning of period                               53,683         26,656
                                                  ----------     ----------
Cash and cash equivalents at end
   of period                                      $  62,435      $  50,320
                                                  ----------     ----------
                                                  ----------     ----------

See accompanying notes.

                                                            ALZA CORPORATION
                                                              March 31, 1994


NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)


1.  BASIS OF PRESENTATION

    The information at March 31, 1994 and for the three months ended March 31, 1994 and 1993 is unaudited, but includes all adjustments (consisting only of normal recurring adjustments) which the management of ALZA Corporation ("ALZA") believes necessary for fair presentation of the results for the periods presented. Interim results are not necessarily indicative of results for a full year. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 1993 included in ALZA's 1993 Annual Report to Stockholders.


2.  INCOME PER SHARE

    As shown in the table included in Exhibit 11 of the Form 10-Q, the computation of weighted average shares includes common and common equivalent shares. Common equivalent shares include warrants and options for the period each was outstanding (using the Treasury Stock Method).


3.  ACCOUNTING CHANGE

    In May 1993, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"). ALZA adopted the provisions of the new standard for investments held as of or acquired after January 1, 1994. In accordance with SFAS 115, prior period financial statements have

                                                 ALZA CORPORATION
                                                   March 31, 1994


not been restated to reflect the change in accounting principle.
ALZA has classified its entire investment portfolio as available-for-sale.

    In accordance with SFAS 115, investments are carried at fair value, with the unrealized gains and losses reported as a separate component of stockholders' equity. The amortized cost of debt securities classified as available-for-sale is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in investment income along with interest earned. Realized gains or losses, and declines in value judged to be other than temporary are also included in investment income. The cost of securities sold is based on the specific identification method. With the exception of securities issued by the United States government, ALZA limits the amount of credit exposure to any one issuer by its investment policy. ALZA has not experienced any losses related to its investments due to institutional failure.

    As a result of ALZA adopting SFAS 115, stockholders' equity at January 1, 1994 was increased by $1.2 million (net of income taxes) to reflect the net unrealized holding gains on securities previously carried at amortized cost. During the three months ended March 31, 1994, net unrealized losses of $3.5 million (net of income taxes) were charged to stockholders' equity leaving a balance at March 31, 1994 of $2.3 million of unrealized losses (net of income taxes). There was no impact on ALZA's results of operations.

                                                 ALZA CORPORATION
                                                   March 31, 1994

The following is a summary of available-for-sale securities at March 31, 1994:

                                        Available-for-Sale Securities
                                   ---------------------------------------
                                                    Net         Estimated
                                                 Unrealized        Fair
(In thousands)                        Cost         Losses          Value
                                    --------     ----------      ---------
U.S. Treasury notes and
  other U.S. government
  securities                        $115,184     $   (2,720)     $112,464
Corporate debt
  securities                         134,539         (1,171)      133,368
                                    --------     ----------      ---------

                                    $249,723     $   (3,891)     $245,832(1)
                                    --------     ----------      ---------
                                    --------     ----------      ---------

     The amortized cost and estimated fair value of debt and marketable equity securities at March 31, 1994, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to prepay certain of the obligations without prepayment penalties.


                                                    Estimated
                                                      Fair
(In thousands)                             Cost       Value
                                         --------   ---------
Due in one year or less                  $ 89,853   $ 89,937
Due after one year through three years     47,099     46,517
Due after three years                     112,771    109,378
                                         --------   --------

                                         $249,723   $245,832
                                         --------   --------
                                         --------   --------



(1)  Includes $63,688 of investments classified as cash equivalents


                                                    ALZA CORPORATION
                                                      March 31, 1994

4.  Statement of Cash Flows
    -----------------------

Supplemental schedule of noncash investing activities:


                                              Three months       Three months
                                                 ended               ended
                                             March 31, 1994      March 31, 1993
                                             --------------      --------------
(In thousands)

Cumulative unrealized                        $  2,293            $     -
losses on available for
sale securities

Short-term investments                       $    -              $103,343
for contribution to
Therapeutic Discovery
Corporation

Long-term investments                        $    -              $124,657
for contribution to
Therapeutic Discovery
Corporation


                                                                ALZA CORPORATION
                                                                  March 31, 1994


Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations
            -------------------------------------------------


LIQUIDITY AND CAPITAL RESOURCES

     ALZA Corporation ("ALZA") develops, primarily under joint development and commercialization agreements with pharmaceutical company clients, a broad range of pharmaceutical products based on ALZA's proprietary therapeutic systems technologies. ALZA's therapeutic systems can often improve the medical value as well as the cost-effectiveness of drug compounds by increasing efficacy, minimizing unpleasant or harmful side effects and/or providing greater patient compliance. ALZA manufactures some or all of the various clients' requirements for such products. ALZA markets certain products developed by ALZA in earlier years and recently launched the Testoderm (registered trademark) Testosterone Transdermal System. ALZA is also expanding its marketing activities under co-promotion arrangements with client companies.

     In recent years ALZA has expended substantial amounts in property, plant and equipment to support its expanding research and development and manufacturing activities. A significant portion of these expenditures has involved the establishment of the Mountain View research and development campus and the Vacaville manufacturing facility.

                                                                ALZA CORPORATION
                                                                  March 31, 1994

While ALZA believes its current and planned facilities and equipment are sufficient to meet its current operating requirements, ALZA expects to continue to expand its Mountain View facilities significantly over the next several years, to construct additional facilities on its properties and to continue to purchase available facilities or properties to support its long-term requirements. Expenditures with respect to additions to property, plant and equipment during the first three months of 1994 totaled approximately $4.8 million, and are expected to increase significantly for the remainder of 1994.

     ALZA believes that its existing cash balances and investments are adequate to fund its current cash needs. ALZA does consider raising capital from time to time if market conditions are favorable. In addition, should the need arise, ALZA believes it would be able to borrow additional funds or raise additional capital. In connection with the expansion of ALZA's sales and marketing activities, ALZA may consider using its capital to make strategic investments or to acquire or license technology or products. ALZA may also enter into strategic alliances with third parties, which may provide additional funding for product development and support for product marketing and sales.

RESULTS OF OPERATIONS

     ALZA's net income was $15.6 million or $.19 per common share for the quarter ended March 31, 1994, compared to net income of $27.3 million or $.34 per common share for the quarter ended March 31, 1993. Included in the results for first quarter of 1993 was approximately $6.6 million ($.08 per share) of benefits related to the cumulative effect of adoption of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). Without this one-time benefit, ALZA would have reported net income of approximately $20.8 million or $.26 per share for the first quarter of 1993.

                                                                ALZA CORPORATION
                                                                  March 31, 1994


     ALZA's net income currently results primarily from royalties and fees received from client companies. Royalties and fees are derived from sales by client companies of products developed jointly with ALZA, and vary from quarter to quarter as a result of changing levels of sales of the products by client companies and, infrequently, the receipt by ALZA of certain one-time fees.
Sales of a particular product, and therefore ALZA's royalties from such product, generally can be expected to decrease later in the product's life cycle or if new competing products are introduced into the marketplace. Because ALZA's clients generally take responsibility for obtaining necessary regulatory approvals and make all marketing and commercialization decisions regarding such products, most of the variables that affect ALZA's royalties and fees are not directly within ALZA's control. For example, ALZA's clients determine the extent of selling and marketing effort to be devoted to an ALZA-developed product as compared with other products they market. Within the next several years, ALZA intends to become less dependent on royalties and fees as ALZA's manufacturing, sales and marketing activities expand and as ALZA markets more products (including any developed with Therapeutic Discovery Corporation); however, there can be no assurance that these expanded activities will be successful.

     Royalties and fees in the first quarter of 1994 increased slightly from the first quarter of 1993 due to increased royalties from Duragesic (registered trademark), marketed by Janssen

                                                                ALZA CORPORATION
                                                                  March 31, 1994

Pharmaceutica, Inc., and certain other products, largely offset by a decrease in royalties received on sales of Nicoderm (registered trademark) by Marion Merrell Dow, Inc. During the quarter ended March 31, 1994, Procardia XL (registered trademark) accounted for more than 60% of ALZA's royalties. In April 1994 Glucotrol XL (registered trademark), a once-a-day oral product for the treatment of diabetes developed jointly by ALZA and Pfizer, Inc. ("Pfizer"), was cleared for marketing by the U.S. Food and Drug Administration ("FDA"). Pfizer has stated that it will begin marketing this product shortly under a royalty-bearing license from ALZA. ALZA expects that, in the near term, net income will continue to result primarily from royalty income on sales of both currently marketed products and additional products recently approved or now awaiting approval by the FDA and other regulatory agencies. With increasing pressures for cost containment in the United States health care system, it can be expected that pharmaceutical product prices, including those of ALZA's royalty-bearing products, will not increase as quickly as they have in the past, and could decrease.

     Net sales of $17.9 million for the quarter ended March 31, 1994 increased 8% from the same period in 1993, due primarily to initial shipments of the Testoderm product and increased product shipments to certain client companies, offset in part by decreased shipments of Nicoderm. Costs of products shipped decreased 5% for the quarter compared to the same period in 1993 due to changes in product mix. In late March 1994, the Actisite (registered trademark) (tetracycline HCl) Periodontal Fiber, developed jointly by ALZA and On-Site Therapeutics, Inc., was cleared for marketing by the FDA, and is expected to be launched by a partnership between ALZA and

                                                                ALZA CORPORATION
                                                                  March 31, 1994

Procter & Gamble within the next several months. The product will be manufactured by ALZA. ALZA will also manufacture a portion of Pfizer's requirements of Glucotrol XL, which Pfizer has stated will be launched shortly.

     ALZA's commercial manufacturing is predominantly centralized in its large-scale commercial manufacturing facility in Vacaville, where ALZA manufactures products for client companies and on its own behalf. The Vacaville manufacturing facility was expanded in 1993, and additional equipment will continue to be added to the facility to meet anticipated increases in manufacturing needs. The utilization of the facility in any quarter depends on many factors, including client orders, product approvals and launches and sales of products, many of which are outside ALZA's control. The quantity of any particular product manufactured in the facility in any quarter, and the mix of products manufactured in the facility, is dependent on orders by client companies and demand for products marketed by ALZA. Utilization of the facility in the quarter ended March 31, 1994 was high; as utilization fluctuates, there could be unused capacity in certain quarters.

     Research revenue of $14.2 million for the quarter ended March 31, 1994 increased 42% from the same period in 1993 due largely to increased activities on behalf of Therapeutic Discovery Corporation ("TDC"). TDC was formed by ALZA for the purpose of selecting and developing new human pharmaceutical products combining ALZA's proprietary drug delivery technology with various drug compounds, and commercializing such products, most likely through licensing to ALZA. ALZA and TDC have entered into a development agreement pursuant to which ALZA conducts research and development activities

                                                                ALZA CORPORATION
                                                                  March 31, 1994

on behalf of TDC, and ALZA has granted to TDC a royalty-free, nonexclusive, perpetual license to use ALZA's proprietary drug delivery technology to develop and commercialize specified TDC products. Research expenses for the quarter ended March 31, 1994 increased approximately 23% from the 1993 level due to increased development activities primarily on behalf of TDC. As additional products are accepted by TDC for development, and as development activities increase, ALZA's research expenses related to TDC activities (and, correspondingly, ALZA's research revenues related to those activities) are expected to increase substantially. Because products in early stages of development generally require lower levels of expenditures, the research expenses for TDC activities for any product (and ALZA's corresponding research revenue) can be expected to be lower during the early stages of product development, but can be expected to increase substantially as the product enters later stages of development.

     ALZA's research revenue and the corresponding expenses will fluctuate from quarter to quarter depending upon the number of products in development, their stages of development, and the clients' desired pace of development. Research expenses and research revenues are expected to increase during the remainder of 1994, as compared with the prior year.

     General, administrative and marketing expenses of $8.1 million for the quarter ended March 31, 1994 increased 72% from the same period in 1993, due in large part to the formation of ALZA's sales force and pre-launch expenses for Testoderm. ALZA expects its sales and marketing activities and expenses to increase during the

                                                                ALZA CORPORATION
                                                                  March 31, 1994

remainder of 1994 and in the future as more sales and marketing activities are undertaken by ALZA.

     Other revenue, which consists primarily of interest income, decreased from $10.8 million for the quarter ended March 31, 1993 to $3.2 million for the quarter ended March 31, 1994, due to lower rates earned on investments and lower invested cash balances resulting from ALZA's $250 million contribution to TDC in June 1993. In addition, during the first quarter of 1993, ALZA realized approximately $5.0 million in gains related to long-term investments liquidated to fund TDC. In future quarters, other revenue will include a share of income or losses due to activities undertaken by a partnership of ALZA and Procter & Gamble relating to the development, manufacture and marketing of certain periodontal products, including the marketing of the Actsite product. The Actisite product will be marketed in the United States by the ALZA/Procter & Gamble Partnership, and is expected to be introduced within the next several months. A joint venture between ALZA and On-Site Therapeutics, Inc. will receive payments on United States sales of the product, and ALZA's share of the profits of this joint venture will be included in other revenue. For 1994, the effect on other revenues of these payments and activities is not expected to be material.

     Interest expense for the quarter ended March 31, 1994 decreased 26% from the same period in 1993. During the first quarter of 1993 interest expense consisted primarily of interest accrued on ALZA's 7.5% zero coupon convertible subordinated debentures. The

                                                                ALZA CORPORATION
                                                                  March 31, 1994

replacement of the 7.5% debentures with a commercial paper program has reduced interest expense. While interest expense is expected to be lower during 1994 than in 1993, it is expected that interest expense will increase for the second quarter of 1994 due to the recent increase in short-term interest rates.

     In May 1993, the Financial Accounting Standards Board issued SFAS 115 (see note 3). ALZA adopted the provisions of SFAS 115 for investments held as of or acquired after January 1, 1994. In accordance with SFAS 115, prior period financial statements have not been restated to reflect the change in accounting principle. In accordance with SFAS 115, investments are carried at fair value, with the unrealized gains and losses reported as a separate component of stockholders' equity. The amortized cost of debt securities classified as available-for-sale is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in investment income along with interest earned. Realized gains or losses and declines in value judged to be other-than-temporary are also included in investment income. The cost of securities sold is based on the specific identification method. With the exception of securities issued by the U.S. government, ALZA limits the amount of credit exposure to any one issuer by its investment policy. ALZA has not experienced any losses due to institutional failure.
     ALZA's effective combined federal and state tax rate for the quarter ended March 31, 1994 was 39%, compared to 35% for 1993.

                                                                ALZA CORPORATION
                                                                  March 31, 1994

This increase is primarily due to changes in income before taxes without proportionate changes in tax credits.

     The health care industry has continued to change rapidly as the public, government, medical practitioners and the pharmaceutical industry focus on ways to expand medical coverage while controlling the growth in health care costs. Congress and the Clinton Administration are working on comprehensive legislative changes which, if enacted, could put significant pressures on the prices charged for pharmaceutical products. Similarly, prescription drug reimbursement practices and the growth of large managed care organizations, as well as generic and therapeutic substitution (substitution of a different product for the same indication), could significantly affect ALZA's business. While ALZA believes the changing health care environment may increase the value of ALZA's drug delivery products over the long term, it is impossible to predict the impact such changes will have on ALZA in the near term.


PART II.    OTHER INFORMATION

Item 1.     LEGAL PROCEEDINGS

     In the ordinary course of business, various suits and claims are filed against ALZA. In the past, ALZA's liability claims (including product liability) have not been significant.

     On December 2, 1991, Ciba-Geigy Corporation ("Ciba") filed a patent infringement suit in the United States District Court for the District of New Jersey, against ALZA and Marion Merrell Dow, Inc. in connection with the Nicoderm product. The action seeks injunctive

                                                                ALZA CORPORATION
                                                                  March 31, 1994

relief and damages, and claims that the Nicoderm product infringes a patent exclusively licensed to Ciba by the University of California. Ciba's motion for a preliminary injunction against the marketing of the Nicoderm product was denied in December 1991. The suit is in the discovery phase.

     On April 26, 1993 and April 30, 1993, securities class action lawsuits were filed against ALZA and certain of its officers and directors in the United States District Court for the Northern District of California. The lawsuits claim that ALZA issued and allowed to be issued various public statements that were materially false and misleading, primarily with respect to the financial prospects of the Nicoderm product. On July 9, 1993, a derivative suit was filed against certain officers and all of the directors of ALZA. The lawsuit claims that some or all of the named persons mismanaged the company and improperly obtained profits from the sale of ALZA securities. The lawsuits were consolidated into one suit and, under a court order, ALZA's outside directors were removed as defendants in the suit. On April 18, 1994, ALZA announced that it had reached a preliminary agreement, subject to court approval, to settle the above securities class action and derivative lawsuits. The settlement amount is $3.7 million. After taking into account the coverage by the Company's directors and officers liability insurance, this settlement will have no material impact on ALZA's financial statements.

                                                                ALZA CORPORATION
                                                                  March 31, 1994

     On January 18, 1994, a suit was filed against ALZA by Cygnus Therapeutics Corporation in the United States District Court for the Northern District of California, seeking a declaration of unenforceability and invalidity of an ALZA patent relating to transdermal administration of fentanyl and alleging violation of antitrust laws. ALZA filed a motion to dismiss the suit. The court granted this motion on April 22, 1994, and granted the plaintiff permission to amend the complaint.

     ALZA is not involved in any legal proceedings which, in the opinion of the management, either alone or in the aggregate, will have a material adverse effect on ALZA's financial position or results of operations.

Item 6.       EXHIBITS AND REPORTS ON FORM 8-K

     (a)      Exhibits:
              11. Computation of weighted average common and common equivalent shares outstanding

                                                   ALZA CORPORATION
                                                     March 31, 1994

                            SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             ALZA CORPORATION



Date:  May 13, 1994                By:     /s/ Dr. Jane E. Shaw
                                       ----------------------------
                                            Dr. Jane E. Shaw
                                              President and
                                          Chief Operating Officer



Date:  May 13, 1994                By:      /s/ Bruce C. Cozadd
                                       ---------------------------
                                              Bruce C. Cozadd
                                          Vice President and Chief
                                             Financial Officer

                                                   ALZA CORPORATION
                                                     March 31, 1994


                           EXHIBIT INDEX



                                                Page Number in
                                                Sequential
                                                Numbering System
                                                ----------------


Exhibit
- - -------

  11.     Statement regarding weighted average          22
          common and common equivalent shares
          used in computation of per share
          earnings