Form 10-Q
period 1994-06-30
ALZA CORP
filed 1994-08-15
CIK 4310

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


  X       Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
- - -----     Exchange Act of 1934


For the period ended      June 30, 1994
                          -------------

                                       or

          Transition Report Pursuant to Section 13 or 15(d) of the Securities
- - -----     Exchange Act of 1934

For the Transition period from __________ to __________

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

Registrant's telephone number, including area code (415) 494-5000
                                                   --------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes   X    No
                                   -----     -----

Number of shares outstanding of each of the registrant's classes of common stock as of July 31, 1994:

Common Stock, $.01 par value - 81,907,425 shares

PART I.  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS


                                ALZA CORPORATION
             Condensed Consolidated Statement of Income (unaudited)
                      (in thousands, except per share data)

                                      Quarter Ended     Six Months Ended
                                        June 30,            June 30,
                                      1994     1993       1994      1993
                                    -------  -------    --------  --------
REVENUES:
   Royalties and fees               $27,959  $26,092    $ 60,808  $ 58,720
   Net sales                         19,743   15,346      37,636    31,878
   Product development revenue       17,401   11,296      31,584    21,301
   Other revenue                      4,046    4,323       7,286    15,094
                                    -------  -------    --------  --------
     Total revenues                  69,149   57,057     137,314   126,993

COSTS AND EXPENSES:
   Costs of products shipped         14,176   13,383      28,018    27,915
   Research and product
     development                     19,426   12,341      36,325    26,045
   General, administrative
     and marketing                    7,847    4,851      15,957     9,569
   Interest                           4,088    4,804       7,800     9,835
                                    -------  -------    --------  --------
     Total costs and expenses        45,537   35,379      88,100    73,364
                                    -------  -------    --------  --------

Income before income taxes
   and cumulative effect of
   accounting change                 23,612   21,678      49,214    53,629

Income taxes                          8,864    7,588      18,849    18,770
                                    -------  -------    --------  --------

Income before cumulative
   effect of accounting change       14,748   14,090      30,365    34,859

Cumulative effect of accounting
   change                                 -        -           -     6,573
                                    -------  -------    --------  --------

NET INCOME                          $14,748  $14,090    $ 30,365  $ 41,432
                                    -------  -------    --------  --------
                                    -------  -------    --------  --------

Per common and common
   equivalent share:
   Income before cumulative
     effect of accounting
     change                         $   .18  $   .18    $    .37  $    .44
   Cumulative effect of
     accounting change                    -        -           -       .08
                                    -------  -------    --------  --------
   Net income                       $   .18  $   .18    $    .37  $    .52
                                    -------  -------    --------  --------
                                    -------  -------    --------  --------

WEIGHTED AVERAGE COMMON AND
   COMMON EQUIVALENT SHARES          82,313   79,483      82,309    79,724
                                    -------  -------    --------  --------
                                    -------  -------    --------  --------


See accompanying notes.

                                ALZA CORPORATION
                Condensed Consolidated Balance Sheet (unaudited)
                                 (in thousands)
                                               June 30,      December 31,
ASSETS                                           1994            1993
                                             -----------     -----------
Current assets:
     Cash and cash equivalents               $   55,300      $   53,683
     Short-term investments                     201,166          40,399
     Receivables, net                            65,024          56,563
     Inventories, at cost:
        Raw materials                            17,774          14,635
        Work in process                           9,119           9,241
        Finished goods                            4,780           1,287
                                             ----------      ----------
          Total inventories                      31,673          25,163
     Prepaid expenses and other
        current assets                           24,281          22,603
                                             ----------      ----------
          Total current assets                  377,444         198,411

Investments in long-term government
  and corporate notes and bonds                       -*        163,391

Property, plant and equipment                   291,350         278,483
Less accumulated depreciation
 and amortization                               (63,010)        (56,886)
                                             ----------      ----------
     Net property, plant and
        equipment                               228,340         221,597
Other assets                                     59,120          38,425
                                             ----------      ----------
                                             $  664,904      $  621,824
                                             ----------      ----------
                                             ----------      ----------


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Short-term debt                         $  249,415      $  249,520
     Accounts payable                            14,358          11,678
     Accrued income taxes                         4,278             375
     Accrued compensation                         8,564           8,212
     Other current liabilities                   17,670          16,393
                                             ----------      ----------
        Total current liabilities               294,285         286,178

Deferred income taxes                            12,992           9,906
Other long-term liabilities                      20,492          19,063

Stockholders' equity:
     Common stock                               300,855         295,814
     Unrealized losses on available
        for sale securities (unrealized
        loss of $8,393 less $3,445 tax
        effect)                                  (4,948)              -
   Retained earnings                             41,228          10,863
                                             ----------      ----------
     Total stockholders' equity                 337,135         306,677
                                             ----------      ----------
                                             $  664,904      $  621,824
                                             ----------      ----------
                                             ----------      ----------


* Investments in all government and corporate notes and bonds are classified as short-term investments in 1994.


See accompanying notes.


                                ALZA CORPORATION
           Condensed Consolidated Statement of Cash Flows (unaudited)
                Increase (Decrease) in Cash and Cash Equivalents
                                 (in thousands)

                                                      Six Months Ended June 30,
                                                          1994           1993
                                                       ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                        $  30,365      $  41,432
     Adjustments to reconcile net
        income to net cash provided by
         operating activities:
        Cumulative effect of accounting change                 -         (6,573)
        Depreciation and amortization                      6,124          5,895
        Accrued interest on 7.5% zero coupon
         convertible subordinated debentures                   -          8,571
        Deferred income taxes                              3,086          2,110
        (Increase) decrease in assets:
         Receivables                                      (8,461)        (1,044)
         Inventories                                      (6,510)        (2,091)
         Prepaid expenses and other
           current assets                                 (1,678)         1,575
        Increase (decrease) in liabilities:
         Accounts payable                                  2,680         (5,767)
         Accrued income taxes                              3,903         (7,264)
         Accrued compensation                                352         (1,055)
         Accrued and other liabilities                     3,564          4,272
                                                       ---------      ---------
           Total adjustments                               3,060         (1,371)
                                                       ---------      ---------
             Net cash provided by
               operating activities                       33,425         40,061

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                                (12,867)       (19,109)
     Purchases of available-for-sale securities         (130,356)             -
     Sales of available-for-sale securities               50,613              -
     Maturities of available-for-sale securities          59,974              -
     Decrease in short-term investments                        -         96,169
     Decrease in long-term investments                         -         95,811
     Decrease (increase) in cash surrender
       value-life insurance                               (6,434)         5,059
     Decrease in other assets                              3,184          8,813
                                                       ---------      ---------
             Net cash provided by (used in)
               investing activities                      (35,886)       186,743

CASH FLOWS FROM FINANCING ACTIVITIES:
     Maturities of short-term debt                          (105)             -
     Principal payments on long-term debt                   (858)            (8)
     Issuances of common stock                             5,041          5,574
     Proceeds from exercise of warrants                        -         35,237
     Distribution of Therapeutic Discovery
        Corporation Stock                                      -       (250,000)
                                                       ---------      ---------
             Net cash provided by (used in)
               financing activities                        4,078       (209,197)
                                                       ---------      ---------

Net increase in cash and
     cash equivalents                                      1,617         17,607
Cash and cash equivalents at
     beginning of period                                  53,683         26,656
                                                       ---------      ---------
Cash and cash equivalents at end
     of period                                         $  55,300      $  44,263
                                                       ---------      ---------
                                                       ---------      ---------


See accompanying notes.

                                                                ALZA CORPORATION
                                                                   June 30, 1994

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)


1.   BASIS OF PRESENTATION

     The information at June 30, 1994 and for the three months and six months ended June 30, 1994 and 1993 is unaudited, but includes all adjustments (consisting only of normal recurring adjustments) which the management of ALZA Corporation ("ALZA") believes necessary for fair presentation of the results for the periods presented. Interim results are not necessarily indicative of results for a full year. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 1993 included in ALZA's 1993 Annual Report to Stockholders.

2.   INCOME PER SHARE

     As shown in the table included in Exhibit 11 of the Form 10-Q, the computation of weighted average shares includes common and common equivalent shares. Common equivalent shares include warrants and options for the period each was outstanding (using the Treasury Stock Method).

3.   ACCOUNTING CHANGE

     In May 1993, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"). ALZA adopted the provisions of the new standard for investments held as of or acquired after January 1, 1994. In accordance with SFAS 115, prior period financial statements have not been restated to reflect the change in accounting principle. Although ALZA may not dispose of all of the securities in its investment portfolio within one year, ALZA's investment portfolio is available for current operations and therefore has been classified as a current asset in its entirety beginning in 1994. Previously a portion of the portfolio was classified as a long-term asset.

     The following is a summary of available-for-sale securities at June 30, 1994:


                                        Available-for-Sale Securities
                                   ----------------------------------------
                                                    Net          Estimated
                                                Unrealized         Fair
(In thousands)                       Cost         Losses           Value
                                   --------     ----------       ---------
U.S. Treasury notes and
   other U.S. government
   securities                      $139,472     $  (5,775)       $133,697
Corporate and other
   securities                       124,317        (2,618)        121,699
                                   --------     ----------       ---------
                                   $263,789     $  (8,393)       $255,396(1)
                                   --------     ----------       ---------
                                   --------     ----------       ---------



               The amortized cost and estimated fair value of debt and marketable equity securities at June 30, 1994, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to prepay certain of the obligations without prepayment penalties.
______________

(1) Includes $54,230 of investments classified as cash equivalents.


                                                              Estimated
                                                                Fair
(In thousands)                                       Cost       Value
                                                   --------   ---------
Due in one year or less                            $ 84,514   $ 84,556
Due after one year through three years               45,108     44,427
Due after three years                               134,167    126,413
                                                   --------   --------
                                                   $263,789   $255,396(1)
                                                   --------   --------
                                                   --------   --------


4.   STATEMENT OF CASH FLOWS
Supplemental schedule of noncash investing activities:


                                                      Six months ended
                                                          June 30,
                                                  ----------------------
                                                    1994           1993
                                                  -------        --------

(In thousands)
Cumulative unrealized
losses on available-for-
sale securities (net of tax effect)               $ 4,948        $    --



______________

(1) Includes $54,230 of investments classified as cash equivalents.

Item 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES
     ALZA Corporation ("ALZA") develops, primarily under joint development and commercialization agreements with pharmaceutical company clients and Therapeutic Discovery Corporation ("TDC"), a broad range of pharmaceutical products based on ALZA's proprietary therapeutic systems technologies. ALZA's therapeutic systems can often improve the medical value as well as the cost-effectiveness of drug compounds by increasing efficacy, minimizing unpleasant or harmful side effects and/or providing greater patient compliance. ALZA manufactures some or all of various clients' requirements for certain ALZA-developed products. ALZA markets certain products it has developed and is also expanding its marketing activities under a co-promotion arrangement with a client company.
     In recent years ALZA has expended substantial amounts in property, plant and equipment to support its expanding research and development and manufacturing activities. A significant portion of these expenditures has involved the establishment of the Mountain View, California research and development campus and the Vacaville, California manufacturing facility. While ALZA believes its current and planned facilities and equipment are sufficient to meet its current operating requirements, ALZA expects to continue to expand its Mountain View facilities significantly over the next several years, to construct additional facilities on its properties and to continue to purchase or lease available facilities or properties to support its long-term requirements. Expenditures for additions to property, plant and equipment during the first six months of 1994 totaled approximately $12.9 million and are expected to increase significantly for the remainder of 1994 and beyond.
     In July 1994, ALZA completed a public offering of zero coupon convertible subordinated debentures. The debentures were issued at a price of $354.71 per $1,000 principal amount at maturity. The offering resulted in approximately $328 million in net proceeds to ALZA. Approximately $250 million of the proceeds will be used to retire ALZA's outstanding commercial paper, and the remainder will be used for general corporate purposes. The 20-year debentures, due July 2014, will have a principal amount at maturity of $948.8 million. The yield to maturity of the debentures is 5.25% per annum, computed on a semi-annual bond equivalent basis, and the notes have no periodic interest payments. Each debenture is convertible, at the option of the holder, into 12.987 shares of ALZA Common Stock.
     ALZA believes that its existing cash balances and investments are adequate to fund its current cash needs. In addition, should the need arise, ALZA believes it would be able to borrow additional funds or raise additional capital. ALZA may consider using its capital to make strategic investments or to acquire or license technology or products. ALZA may also enter into strategic alliances with third parties which could provide additional funding for product development and support for product marketing and sales.

RESULTS OF OPERATIONS
     ALZA's net income was $14.7 million or $.18 per common share for the quarter ended June 30, 1994, and $30.4 million or $.37 per common share for the six months ended June 30, 1994, compared to net income of $14.1 million or $.18 per common share for the quarter ended June 30, 1993 and $41.4 million or $.52 per common share for the six months ended June 30, 1993. Included in the results for the six months ended June 30, 1993 was approximately $6.6 million ($.08 per share) of benefits related to the cumulative effect of adoption of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". Without this one-time benefit, ALZA would have reported net income of approximately $34.9 million or $.44 per share for the six months ended June 30, 1993.
     ALZA's net income currently results primarily from royalties and fees received from client companies. Royalties and fees are derived from sales by client companies of products developed jointly with ALZA, and vary from quarter to quarter as a result of changing levels of sales of the products by client companies and, occasionally, the receipt by ALZA of certain one-time fees.
Sales of a particular client-marketed product and, therefore, ALZA's royalties from that product, generally can be expected to decrease later in the product's life cycle or when new competing products are introduced into the marketplace. Because ALZA's clients generally take responsibility for obtaining necessary regulatory approvals and make all marketing and commercialization decisions regarding such products, most of the variables that affect ALZA's royalties and fees are not directly within ALZA's control and are difficult to predict. For example, ALZA's clients determine the extent of selling and marketing effort to be devoted to an ALZA-developed product as compared with other products they market. In some cases, marketing of ALZA-developed products may yield lower economic return for a client than other products marketed by such client; this may result in reduced emphasis on the ALZA-developed product. With increasing pressures for cost containment in the United States health care system, it can be expected that pharmaceutical product prices, including those of ALZA's royalty-bearing products, will not increase as quickly as they have in the past, and could decrease. Within the next several years, ALZA intends to become less dependent on royalties and fees as ALZA's sales and marketing activities expand and as ALZA markets more products (including products developed with TDC); however, there can be no assurance that these expanded activities will be successful.
     Royalties and fees in the second quarter of 1994 increased slightly from the second quarter of 1993 due to increased royalties from the Duragesic-R-transdermal fentanyl system, marketed by Janssen Pharmaceutica, Inc., and from certain other products. Royalties and fees for the quarter ended June 30, 1994 included royalties from initial sales of Glucotrol XL-R-, a once-a-day oral product developed jointly by ALZA and Pfizer, Inc. ("Pfizer") for the treatment of diabetes, which was introduced in the US by Pfizer in May. Based upon currently available information, ALZA expects that it is likely to begin recording royalties at some time during the third quarter of 1994 on net sales of Adalat CR-R- by Bayer AG. Royalties and fees for the third quarter of 1994 will include ALZA's share of the profits of a joint venture between ALZA and On-Site Therapeutics, Inc., which will receive royalties on sales of the Actisite-R- (tetracycline HCl) Periodontal Fiber, launched in the US in July 1994 by a partnership of ALZA and Procter & Gamble. For 1994, the effect of these joint venture profits on royalties and fees is not expected to be material.
     During the quarter and six months ended June 30, 1994, Procardia XL-R-, marketed by Pfizer for the treatment of angina and hypertension, accounted for approximately 55% and 60%, respectively, of ALZA's total royalties and fees. As ALZA's net income currently results primarily from royalties and fees, fluctuations in sales of Procardia XL (and other products) from quarter to quarter, as well as changes in the relevant effective royalty rates, will affect ALZA's net income. On July 20, 1994, Pfizer announced that the United States Patent Office issued to Bayer AG a composition of matter patent relating to nifedipine crystals with various surface areas as the active ingredient in sustained-release formulations of nifedipine. Pfizer has stated that the claims of the patent, which was issued in November 1993 and under which Pfizer is licensed, cover "surface areas of the size used for nifedipine in Procardia
XL." Assuming the issued claims of the patent appropriately cover the nifedipine used in production of Procardia XL, royalties otherwise payable by Pfizer to ALZA on United States sales of the product would be reduced by up to 11 percent. ALZA is reviewing this matter to determine the prospective effect of the patent on ALZA's Procardia XL royalties and whether any adjustments are necessary with respect to royalties accrued since the date the patent issued.
     Net sales of $19.7 million for the quarter and $37.6 million for the six months ended June 30, 1994 increased 29% and 18%, respectively, from the same periods in 1993, due to increased product shipments to client companies, including initial shipments of Glucotrol XL to Pfizer. Initial sales of the Testoderm-R- testosterone transdermal system by ALZA have been somewhat lower than anticipated. However, ALZA expects post-launch Testoderm sales to increase for the remainder of 1994 as wholesalers' stock is depleted. In future quarters, net sales will also include sales of the Actisite product manufactured by ALZA. ALZA recognizes sales revenues at the time of product shipment; sales are net of discounts, rebates and allowances.
     Costs of products shipped increased 6% for the quarter and remained virtually unchanged for the six months ended June 30, 1994 compared to the same periods in 1993. ALZA's manufacturing is predominantly centralized in its large-scale commercial manufacturing facility in Vacaville, where ALZA manufactures products for client companies and on its own behalf. The Vacaville manufacturing facility was expanded in 1993, and additional equipment will continue to be added to the facility to meet anticipated manufacturing needs in certain areas. The utilization of the facility in any quarter depends on many factors, including client orders, product approvals, and product launches, many of which are outside ALZA's control. The quantity of any particular product and the mix of products manufactured in the facility in any quarter are dependent on orders by client companies and, to a lesser extent, demand for products marketed by ALZA. Utilization of the facility in the quarter and six months ended June 30, 1994 was high; as utilization fluctuates, there could be unused capacity in certain quarters resulting in increased costs due to unabsorbed overhead. Costs of products shipped as a percent of net sales are likely to increase during the third quarter of 1994 as a result of changes in product mix and utilization of manufacturing capacity. Accordingly, during the second half of 1994, the profit contribution from manufacturing operations may not continue at the level experienced during the first half of 1994.
     Product development revenue (previously referred to as research revenue) of $17.4 million for the quarter and $31.6 million for the six months ended June 30, 1994 increased 54% and 48%, respectively, from the same periods in 1993, due largely to increased product development activities on behalf of TDC. Product development revenue from TDC was $7.6 million during the second quarter of 1994 as compared to $0.1 million for the same period in 1993. TDC was formed by ALZA for the purpose of selecting and developing new human pharmaceutical products combining ALZA's proprietary drug delivery technology with various drug compounds, and commercializing such products, most likely through licensing to ALZA. ALZA and TDC have entered into a development agreement pursuant to which ALZA conducts product development activities on behalf of TDC, and ALZA has granted to TDC a royalty-free, nonexclusive, perpetual license to use ALZA's proprietary drug delivery technologies to develop and commercialize specified TDC products. Product development activities on behalf of TDC commenced in June 1993.
     Research and product development expenses for the quarter and six months ended June 30, 1994 increased approximately 57% and 39%, respectively, from the same periods in 1993, due to increased product development activities primarily on behalf of TDC. As additional products are accepted by TDC for development, and as product development activities increase, ALZA's development expenses related to TDC activities (and, correspondingly, ALZA's product development revenue related to those activities) are expected to continue to increase. Because products in early stages of development generally require lower levels of expenditures, the development expenses for TDC activities for any product (and ALZA's corresponding product development revenue) can be expected to be lower during the early stages of product development, but can be expected to increase substantially if and when the products enter later stages of development.
     ALZA's product development expenses and the corresponding revenue will fluctuate from quarter to quarter depending upon the number of products in development, their stages of development, and the clients' desired pace of development. ALZA's joint development agreements with client companies generally provide that the client may terminate the agreement at any time during the development stage. Clients may terminate agreements for many reasons, including changing competitive conditions, the introduction of new products by third parties, generic competition, technological issues, and internal client funding issues. Research and product development expenses and product development revenue are expected to continue to exceed those for 1993, due largely to ALZA's activities under its arrangements with TDC.
     General, administrative and marketing expenses of $7.8 million for the quarter and $16.0 million for the six months ended June 30, 1994 increased
62% and 67%, respectively, from the same periods in 1993, due in large part to the formation of ALZA's sales force and launch expenses for Testoderm. ALZA expects its sales and marketing activities and expenses to increase in future quarters as more sales and marketing activities for current as well as additional products are undertaken by ALZA. Initial product sales of ALZA developed products may not offset all expenses associated with such products.
     Other revenue, which consists primarily of interest income, decreased 6% for the second quarter of 1994 and 52% for the six months ended June 30, 1994 compared to the same periods in 1993, due to lower rates earned on investments and lower invested cash balances resulting from ALZA's $250 million contribution to TDC in June 1993. In addition, during the first six months of 1993, ALZA realized approximately $5.0 million in gains related to long-term investments liquidated to fund TDC. In future quarters, other revenue will include a share of income or losses due to activities undertaken by a partnership of ALZA and Procter & Gamble relating to the development, manufacture and marketing of certain periodontal products, including the marketing of the Actisite product.
     Interest expense for the quarter and six months ended June 30, 1994 decreased 15% and 21%, respectively, from the same periods in 1993. During the six months ended June 30, 1993 interest expense consisted primarily of interest accrued on ALZA's 7.5% zero coupon convertible subordinated debentures. The replacement of the 7.5% debentures in late 1993 with a commercial paper program reduced interest expense. ALZA is using approximately $250 million of the proceeds from the newly-issued 5.25% zero coupon convertible subordinated debentures to retire outstanding commercial paper as it matures. As a result of increased debt and the higher interest rate on this debt, ALZA's interest expense is expected to increase during the remainder of 1994.
     ALZA's effective combined federal and state tax rate for the quarter and six months ended June 30, 1994 was approximately 38%, compared to 35% for 1993. This increase is primarily due to reductions in estimated available tax credits in 1994.
     The health care industry has continued to change rapidly as the public, government, medical practitioners and the pharmaceutical industry focus on ways to expand medical coverage while controlling the growth in health care costs. Congress and the Clinton Administration are working on comprehensive legislative changes which, if enacted, could put significant additional pressures on the prices charged for pharmaceutical products. Similarly, prescription drug reimbursement practices and the growth of large managed care organizations, as well as generic and therapeutic substitution (substitution of a different product for the same indication), could significantly affect ALZA's business. While ALZA believes the changing health care environment may increase the value of ALZA's drug delivery products over the long term, it is impossible to predict the impact such changes will have on ALZA in the near term.

PART II.    OTHER INFORMATION

Item 1.     LEGAL PROCEEDINGS

     In the ordinary course of business, various suits and claims are filed against ALZA. In the past, ALZA's liability claims (including product liability) have not been significant.
     On December 2, 1991, Ciba-Geigy Corporation ("Ciba") filed a patent infringement suit in the United States District Court for the District of New Jersey, against ALZA and Marion Merrell Dow, Inc. in connection with the Nicoderm-R- product. The action seeks injunctive relief and damages, and claims that the Nicoderm product infringes a patent exclusively licensed to Ciba by the University of California. Ciba's motion for a preliminary injunction against the marketing of the Nicoderm product was denied in December 1991. The suit is in the discovery phase. ALZA has filed a motion for summary judgment that the patent is invalid and unenforceable.
     On April 26, 1993 and April 30, 1993, securities class action lawsuits were filed against ALZA and certain of its officers and directors in the United States District Court for the Northern District of California. The lawsuits, which were consolidated into one lawsuit, claim that ALZA issued and allowed to be issued various public statements that were materially false and misleading, primarily with respect to the financial prospects of the Nicoderm product. On July 9, 1993, a derivative suit was filed against certain officers and all of the directors of ALZA. This lawsuit claims that some or all of the named persons mismanaged the company and improperly obtained profits from the sale of ALZA securities. On April 18, 1994, ALZA announced that it had reached a preliminary agreement, subject to court approval, to settle these related lawsuits for $3.7 million. After taking into account the coverage by the Company's directors and officers liability insurance, this settlement will have no material impact on ALZA's financial statements.
     On January 18, 1994, a suit was filed against ALZA by Cygnus Therapeutics Corporation in the United States District Court for the Northern District of California, seeking a declaration of unenforceability and invalidity of an ALZA patent relating to transdermal administration of fentanyl and alleging violation of antitrust laws. ALZA filed a motion to dismiss the suit. The court granted this motion on April 22, 1994. The plaintiff then amended the complaint. ALZA filed a motion to dismiss the amended complaint. The court has deferred ruling on this motion pending completion of limited discovery of third parties on or about December 6, 1994. ALZA believes the suit to be without merit.
     ALZA is not involved in any legal proceedings which, in the opinion of management, either alone or in the aggregate, will have a material adverse effect on ALZA's financial position or results of operations.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     (a)  The annual meeting of stockholders of ALZA was held on April 26, 1994.

     (c)  At the annual meeting, stockholders approved the following:

          (i)  Election of Class I Directors:


                                                      For         Withheld
                                                  ----------     ---------
              William Davis                       65,990,895       829,062
              Martin S. Gerstel                   65,701,895     1,118,062
              Julian N. Stern                     65,681,644     1,138,313

          (ii) The ratification of the appointment of Ernst and Young as ALZA's independent auditors for the fiscal year ended December 31, 1994. There were 66,464,662 votes in favor, 127,784 votes against, 227,511 abstentions and no broker non-votes.

Item 5.   OTHER INFORMATION

     Good Manufacturing Practices ("GMP") are regulations under the Food, Drug and Cosmetic Act that define how drug and device products are manufactured and controlled. ALZA has had in place an ongoing program to update its GMP compliance procedures. On July 28, 1994, ALZA received a "warning letter" from the Food and Drug Administration ("FDA") identifying certain GMP compliance issues related to the manufacture of the Duragesic product. A warning letter documents items the FDA identifies as deviations from GMP and the actions required by the Company to correct the deviations. FDA remedies for failure to correct noted deficiencies could include inventory seizure and/or injunction prohibiting product shipments. As a result of its discussions with the FDA, ALZA has intensified its program to update its GMP compliance procedures. The GMP upgrade is an enhancement of our total compliance system, including production of clinical supplies. It is our intent that all of our operations meet or exceed current FDA enforcement standards. This program will require diversion of certain resources from manufacturing, research and product development. The financial impact of this program is not known at this time.
In addition, ALZA is implementing manufacturing processes intended to improve compliance with environmental requirements; this may increase manufacturing costs and require capital expenditures.

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)       Exhibits:

          4.1  Specimen LYONs-TM- Certificate (included in Exhibit 4.2).
          4.2 Indenture between ALZA Corporation and the Chase Manhattan Bank, N.A., as Trustee.
          11. Computation of weighted average common and common equivalent shares outstanding.
     (b)       No reports have been filed on Form 8-K.
     ______________

     -TM- LYONs is a trademark of Merrill Lynch & Co., Inc.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                          ALZA CORPORATION



Date:  August 12, 1994                           By:   /s/ Dr. Jane E. Shaw
                                                    ---------------------------
                                                          Dr. Jane E. Shaw
                                                            President and
                                                        Chief Operating Officer



Date:  August 12, 1994                            By:   /s/ Bruce C. Cozadd
                                                   --------------------------
                                                           Bruce C. Cozadd
                                                         Vice President and
                                                       Chief Financial Officer

                                  EXHIBIT INDEX







Exhibit
- - -------

 4.1          Specimen LYONs Certificate
                    (included in Exhibit 4.2).

 4.2          Indenture between ALZA Corporation
              and the Chase Manhattan Bank, N.A.,
              as Trustee.

11.           Statement regarding weighted average
              common and common equivalent shares
              used in computation of per share
              earnings.