Form 10-Q
period 1994-09-30
ALZA CORP
filed 1994-11-14
CIK 4310

                 SECURITIES AND EXCHANGE COMMISSION

                       Washington, D.C. 20549

                              FORM 10-Q


  / X /   Quarterly Report Pursuant to Section 13 or 15(d) of the
          Securities Exchange Act of 1934

For the period ended      September 30, 1994
                          ------------------
                                 or

  /   /   Transition Report Pursuant to Section 13 or 15(d) of the
          Securities Exchange Act of 1934

For the Transition period from __________ to __________

                    Commission File Number 1-6247


                       ALZA CORPORATION
     -----------------------------------------------------
     (Exact name of registrant as specified in its charter)


             Delaware                                77-0142070
 -------------------------------                ------------------
 (State or other jurisdiction of                (I.R.S. Employer
  incorporation or organization)                Identification No.)

950 Page Mill Road, P.O. Box 10950, Palo Alto, California  94303-0802
- - - ---------------------------------------------------------  ----------
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


Number of shares outstanding of each of the registrant's classes of common stock as of October 31, 1994:

Common Stock, $.01 par value - 81,957,030 shares

PART I.  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS


                              ALZA CORPORATION
           Condensed Consolidated Statement of Income (unaudited)
                    (in thousands, except per share data)

                                     Quarter Ended       Nine Months Ended
                                     September 30,         September 30,
                                   1994       1993       1994       1993
                                 --------   --------   --------  ---------
REVENUES:
   Royalties and fees            $ 28,377   $ 28,165   $ 89,185   $ 86,885
   Net sales                       14,226     14,978     51,862     46,856
   Product development revenue     17,724     12,086     49,308     33,387
   Other revenue, primarily
     interest income                5,907      2,571     13,193     17,665
                                 --------   --------   --------   --------
     Total revenues                66,234     57,800    203,548    184,793

COSTS AND EXPENSES:
   Costs of products shipped       12,734     13,021     40,752     40,936
   Research and product
     development                   18,694     12,785     55,019     38,830
   General, administrative
     and marketing                  8,629      5,236     24,586     14,805
   Interest                         6,140      5,023     13,940     14,858
                                 --------   --------   --------   --------
     Total costs and expenses      46,197     36,065    134,297    109,429
                                 --------   --------   --------   --------
Income before income taxes
   and cumulative effect of
   accounting change               20,037     21,735     69,251     75,364

Income taxes                        7,527      7,608     26,376     26,378
                                 --------   --------   --------   --------
Income before cumulative
   effect of accounting change     12,510     14,127     42,875     48,986

Cumulative effect of accounting
   change                               -          -          -      6,573
                                 --------   --------   --------   --------

NET INCOME                       $ 12,510   $ 14,127   $ 42,875   $ 55,559
                                 --------   --------   --------   --------
                                 --------   --------   --------   --------
Per common and common
   equivalent share:
   Income before cumulative
     effect of accounting
     change                      $    .15   $    .18   $    .52   $    .62
   Cumulative effect of
     accounting change                  -          -          -        .08
                                 --------   --------   --------   --------
   Net income                    $    .15   $    .18   $    .52   $    .70
                                 --------   --------   --------   --------
                                 --------   --------   --------   --------

WEIGHTED AVERAGE COMMON AND
   COMMON EQUIVALENT SHARES        82,358     79,393     82,325     79,577
                                 --------   --------   --------   --------
                                 --------   --------   --------   --------



See accompanying notes.

                              ALZA CORPORATION
                  Condensed Consolidated Balance Sheet
                               (in thousands)

                                        September 30,   December 31,
ASSETS                                      1994            1993(1)
                                        -------------   ------------
                                         (unaudited)
Current assets:
   Cash and cash equivalents            $   73,952       $   53,683
   Short-term investments                  257,493           40,399
   Receivables, net                         79,173           56,563
   Inventories, at cost:
     Raw materials                          18,246           14,635
     Work in process                        11,167            9,241
     Finished goods                          5,974            1,287
                                        ----------       ----------
      Total inventories                     35,387           25,163
   Prepaid expenses and other
     current assets                         27,555           22,603
                                        ----------       ----------
      Total current assets                 473,560          198,411

Investments in long-term government
  and corporate notes and bonds                  -          163,391

Property, plant and equipment              299,817          278,483
Less accumulated depreciation
  and amortization                         (66,418)         (56,886)
                                        ----------       ----------
     Net property, plant and
     equipment                             233,399          221,597
Other assets                                66,062           38,425
                                        ----------       ----------
                                        $  773,021       $  621,824
                                        ----------       ----------
                                        ----------       ----------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Commercial paper                     $        -       $  249,520
   Accounts payable                          6,599           11,678
   Accrued income taxes                      5,726              375
   Accrued compensation                     10,278            8,212
   Other current liabilities                24,527           16,393
                                        ----------       ----------
     Total current liabilities              47,130          286,178

5.25% zero coupon convertible
  subordinated debentures                  340,191                -
Deferred income taxes                       14,251            9,906
Other long-term liabilities                 21,689           19,063

Stockholders' equity:
   Common stock and additional
     paid-in capital                       301,290          295,814
   Unrealized losses on available-
     for-sale securities ( $8,936 less
     $3,668 tax effect)                     (5,268)               -
   Retained earnings                        53,738           10,863
                                        ----------       ----------
     Total stockholders' equity            349,760          306,677
                                        ----------       ----------
                                        $  773,021       $  621,824
                                        ----------       ----------
                                        ----------       ----------

(1) The balance sheet at December 31, 1993 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.


See accompanying notes.

                              ALZA CORPORATION
         Condensed Consolidated Statement of Cash Flows (unaudited)
              Increase (Decrease) in Cash and Cash Equivalents
                               (in thousands)



                                             Nine Months Ended September 30,
                                                     1994            1993
                                                  -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                     $  42,875      $  55,559
   Adjustments to reconcile net
    income to net cash provided by
     operating activities:
    Cumulative effect of accounting change                -         (6,573)
    Depreciation and amortization                     9,532          8,992
    Accrued interest on 5.25% zero coupon
     convertible subordinated debentures              3,661              -
    Accrued interest on 7.5% zero coupon
     convertible subordinated debentures                  -         13,016
    Deferred income taxes                             4,345          4,039
    (Increase) decrease in assets:
      Receivables                                   (22,610)        (9,841)
      Inventories                                   (10,224)          (428)
      Prepaid expenses and other
        current assets                               (1,284)         3,654
    Increase (decrease) in liabilities:
      Accounts payable                               (5,079)        (6,179)
      Accrued income taxes                            5,351         (6,597)
      Accrued compensation                            2,066           (784)
      Accrued and other liabilities                  11,618          5,245
                                                  ---------      ---------
        Total adjustments                            (2,624)         4,544
                                                  ---------      ---------
          Net cash provided by
            operating activities                     40,251         60,103

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                             (21,334)       (25,218)
   Purchases of available-for-sale securities      (293,544)             -
   Sales of available-for-sale securities           115,831              -
   Maturities of available-for-sale securities      101,074              -
   Decrease in short-term investments                     -         92,230
   Decrease in long-term investments                      -         92,731
   (Increase) decrease in net cash surrender
     value-life insurance and prepaid premiums       (4,702)         4,693
   (Increase) decrease in other assets                 (522)         8,907
                                                  ---------      ---------
          Net cash provided by (used in)
            investing activities                   (103,197)       173,343

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net proceeds from 5.25% zero coupon
     convertible subordinated debentures            328,117              -
   Maturities of commercial paper                  (249,520)             -
   Principal payments on long-term debt                (858)          (858)
   Issuances of common stock                          5,476          6,802
   Proceeds from exercise of warrants                     -         35,474
   Distribution of Therapeutic Discovery
    Corporation Stock                                     -       (250,000)
                                                  ---------      ---------
          Net cash provided by (used in)
            financing activities                     83,215       (208,582)
                                                  ---------      ---------
Net increase in cash and cash equivalents            20,269         24,864
Cash and cash equivalents at beginning of period     53,683         26,656
                                                  ---------      ---------
Cash and cash equivalents at end of period        $  73,952      $  51,520
                                                  ---------      ---------
                                                  ---------      ---------



See accompanying notes.

                                                            ALZA CORPORATION
                                                          September 30, 1994



NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.  BASIS OF PRESENTATION
    The information at September 30, 1994 and for the three months and nine months ended September 30, 1994 and 1993 is unaudited, but includes all adjustments (consisting only of normal recurring adjustments) which the management of ALZA Corporation ("ALZA") believes necessary for fair presentation of the results for the periods presented. Interim results are not necessarily indicative of results for a full year. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 1993 included in ALZA's 1993 Annual Report to Stockholders.

2.  INCOME PER SHARE
    As shown in the table included in Exhibit 11 of the Form 10-Q, the computation of weighted average shares includes common and common equivalent shares. Common equivalent shares include dilutive warrants and options for the period each was outstanding (using the Treasury Stock Method).

3.  DEBT OBLIGATIONS
    In July 1994, ALZA completed a public offering of zero coupon convertible subordinated debentures. The offering resulted in approximately $328 million in net proceeds to ALZA.
Approximately $250 million of the proceeds were used to retire ALZA's outstanding commercial paper during the quarter ended

September 30, 1994. The remainder will be used for general corporate purposes.

4.  ROYALTY RESERVE
    Royalties and fees for the current quarter, and therefore the nine months ended September 30, 1994, were reduced by approximately $6 million to establish a reserve for a potential reduction in royalty income on sales of Procardia XL-R- by Pfizer, Inc for the period November 1993 through September 1994.
The reserve resulted from an announcement by Pfizer in July 1994, that the United States Patent Office had issued to
Bayer AG in November 1993 a composition of matter patent relating to nifedipine crystals with various surface areas as the active ingredient in sustained-release formulations of nifedipine. Assuming the issued claims of the patent appropriately cover the nifedipine composition used in Procardia XL, royalties otherwise payable by Pfizer to ALZA on United States sales of the product would be reduced by up to 11 percent. Until any additional determination is made ALZA intends to establish a reserve, in each subsequent quarter, sufficient to cover any possible reduction in Procardia XL royalties.

5.  ACCOUNTING CHANGE
    In May 1993, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"). ALZA adopted the provisions of the new standard for investments held as of or acquired after January 1, 1994. In accordance with SFAS 115, prior period financial statements have not been restated to reflect the change in accounting principle.

Although ALZA may not dispose of all of the securities in its investment portfolio within one year, ALZA's investment portfolio is available for current operations and therefore has been classified as a current asset in its entirety beginning in 1994. Previously a portion of the portfolio was classified as a long-term asset.
    The following is a summary of available-for-sale securities at September 30, 1994:





                              Available-for-Sale Securities
                          --------------------------------------
                                         Net           Estimated
                                      Unrealized         Fair
(in thousands)             Cost         Losses           Value
                         --------    -----------       ----------
U.S. Treasury notes and
   other U.S. government
   securities            $173,126      $ (6,269)        $166,857

Corporate and other
   securities             167,716        (2,667)         165,049
                         --------      --------         --------
                         $340,842      $ (8,936)        $331,906(1)
                         --------      --------         --------
                         --------      --------         --------




    The amortized cost and estimated fair value of debt and
marketable equity securities at September 30, 1994, by
contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to prepay certain of the
obligations without prepayment penalties.
__________________
(1) Includes $74,413 of investments classified as cash equivalents.

                                                    Estimated
                                                      Fair
(in thousands)                             Cost       Value
                                         --------   ----------
Due in one year or less                  $132,722   $132,458
Due after one year through three years     48,095     50,183
Due after three years                     160,025    149,265
                                        ---------   --------
                                         $340,842   $331,906
                                        ---------   --------
                                        ---------   --------



6.  STATEMENT OF CASH FLOWS


Supplemental schedule of noncash investing and financing activities:


                                            Nine months ended
                                               September 30,
                                            ------------------
                                            1994          1993
(in thousands)                              ----          ----
Cumulative unrealized
losses on available-for-sale
securities ($8,936 less
$3,668 tax effect)                         $5,268        $    -

Deferred costs - 5.25% zero coupon
convertible subordinated debentures         8,413             -


Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS


  ALZA Corporation ("ALZA") develops, primarily under joint development and commercialization agreements with pharmaceutical company clients and Therapeutic Discovery Corporation ("TDC"), a broad range of pharmaceutical products based on ALZA's proprietary therapeutic systems technologies. ALZA's therapeutic systems can often improve the medical value as well as the cost-effectiveness of drug compounds by increasing efficacy, minimizing unpleasant or harmful side effects and/or providing greater patient compliance. ALZA manufactures some or all of various clients' requirements for certain ALZA-developed products. ALZA markets certain products it has developed and is also expanding its marketing activities under co-promotion arrangements with client companies.

RESULTS OF OPERATIONS
  ALZA's net income was $12.5 million or $.15 per common share for the quarter ended September 30, 1994 (including a charge equivalent to $.05 per common share, discussed below, to establish a reserve for a potential reduction in royalty income), and $42.9 million or $.52 per common share for the nine months ended September 30, 1994, compared to net income of $14.1 million or $.18 per common share for the quarter ended September 30, 1993 and $55.6 million or $.70 per common share for the nine months ended September 30, 1993. Included in the results for the nine months ended September 30, 1993 was approximately $6.6 million

($.08 per share) of benefits related to the cumulative effect of adoption of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". Without this one-time benefit, ALZA would have reported net income of approximately
$49.0 million or $.62 per share for the nine months ended
September 30, 1993.
  Currently, ALZA's net income results primarily from royalties and fees from client companies. Royalties and fees are derived from sales by client companies of products developed jointly with ALZA, and vary from quarter to quarter as a result of changing levels of product sales by client companies and, occasionally, the receipt by ALZA of certain one-time fees. Sales of a particular client-marketed product, and therefore ALZA's royalties from that product, generally can be expected to decrease later in the product's life cycle, or when new competing products are introduced into the marketplace. Because ALZA's clients generally take responsibility for obtaining necessary regulatory approvals and make all marketing and commercialization decisions regarding such products, most of the variables that affect ALZA's royalties and fees are not directly within ALZA's control, making royalties and fees difficult to predict. For example, ALZA's clients determine the extent of selling and marketing efforts to devote to an ALZA-developed product as compared with other products they market. In some cases, marketing of ALZA-developed products may yield lower economic return for a client than other products marketed by such client due to the royalties payable to ALZA; this may result in reduced emphasis by the client on the ALZA-developed product.
  With increasing pressures for cost containment in the United
States health care system, it can be expected that pharmaceutical product prices, including those of ALZA's royalty-bearing products, will not increase as quickly as they have in the past, and could decrease. Within the next several years, ALZA intends to become less dependent on royalties and fees as ALZA's sales and marketing activities expand and as ALZA markets more products (including products developed with TDC); however, there can be no assurance that these expanded activities will be successful. In addition, health care cost containment measures will affect products marketed by ALZA.
  Royalties and fees for the quarter and nine months ended
September 30, 1994 increased slightly from the corresponding periods in 1993. However, royalties and fees for the current quarter, and therefore the nine months ended September 30, 1994, were reduced by approximately $6 million to establish a reserve for a potential reduction in royalty income on sales of Procardia
XL-R- by Pfizer for the period November 1993 through September
1994 (see discussion in Note 4 to the Condensed Consolidated
Financial Statements). The increase in royalties and fees was primarily due to higher sales of the Duragesic-R- transdermal fentanyl system, marketed by Janssen Pharmaceutica, Inc. and co-promoted by ALZA, and initial royalties on sales of Adalat CR-R- by Bayer AG. During the nine months ended September 30, 1994, Procardia XL accounted for approximately 55% ALZA's total royalties and fees, after the reserve discussed above.

  Net sales of $14.2 million for the quarter ended September 30, 1994 decreased 5% from the same period in 1993 due to decreased shipments of certain products manufactured by ALZA. Net sales of $51.9 million for the nine months ended September 30, 1994 increased approximately 11% from the same period in 1993 due to increased shipments of Duragesic and initial shipments of Glucotrol XL-R- and Testoderm-R-, offset by lower Nicoderm-R-shipments. Initial Testoderm sales were approximately $3.5 million during the nine months ended September 30, 1994. ALZA recognizes sales revenues at the time of product shipment; sales are net of discounts, rebates and allowances.
  Costs of products shipped decreased 2% for the quarter and remained virtually unchanged for the nine months ended September
30, 1994 compared to the same periods in 1993. ALZA's manufacturing is predominantly centralized in its large-scale commercial manufacturing facility in Vacaville, where ALZA manufactures products for client companies and, to a lesser extent, for marketing by ALZA. The Vacaville manufacturing facility was expanded in 1993, and additional equipment will continue to be added to the facility to meet anticipated manufacturing needs in certain areas. The utilization of the facility in any quarter depends on many factors, including client orders, product approvals and product launches, many of which are outside ALZA's control. The quantity of any particular product and the mix of products manufactured in the facility in any quarter are dependent largely on orders by client companies and, to a lesser extent, demand for products marketed by ALZA. Utilization of the facility during the first half of 1994 was high; utilization was somewhat lower in the third quarter and is expected to continue at a lower rate for the remainder of the year. As utilization fluctuates, there could be unused capacity in certain quarters resulting in increased costs due to unabsorbed overhead.
  ALZA's manufacturing activities, and the products sold by ALZA and its client companies in the United States and/or exported to other countries, are subject to extensive regulation by the United States Food and Drug Administration ("FDA") and comparable agencies in other countries where the products are distributed.
FDA regulations govern manufacturing, quality assurance, advertising and record keeping. The continuing trend of more stringent FDA oversight in product clearance and enforcement has caused longer approval cycles, more uncertainty, greater risks and higher costs of obtaining clearance to market a product.
Failure to obtain, or delays in obtaining, FDA and other regulatory clearance to market new products, as well as other regulatory actions and recalls, could adversely affect ALZA's financial results.
  Good Manufacturing Practices ("GMP") regulations under the
Food, Drug and Cosmetic Act define how drug and device products are manufactured. ALZA has had in place ongoing programs to update its GMP compliance procedures. In July 1994, ALZA received a "warning letter" from the FDA identifying certain
GMP compliance issues related to the manufacture of Duragesic.
A warning letter documents items the FDA identifies as deviations from GMP and the actions required by the company to correct the deviations. Remedies available to the FDA for failure to correct noted deficiencies could include inventory seizure and/or injunction prohibiting product shipments. As a result of its discussions with the FDA, ALZA has intensified its program to update its GMP compliance procedures. ALZA intends that all of its operations meet or exceed FDA enforcement standards. These standards change or evolve from time to time, and therefore require ongoing upgrading by ALZA. The financial impact of the upgrade program is not known at this time. ALZA is also implementing manufacturing processes intended to enhance compliance with environmental requirements; this program may increase manufacturing costs and could require capital expenditures.

  Product development revenue of $17.7 million for the quarter and $49.3 million for the nine months ended September 30, 1994 increased 47% and 48%, respectively, from the same periods in 1993, due largely to increased product development activities on behalf of TDC. Product development revenue from TDC was $8.1 million and $21.1 million for the quarter and nine months ended September 30, 1994, respectively, as compared to $1.4 million and $1.5 million for the same periods in 1993 (TDC commenced operations in June 1993). TDC was formed by ALZA for the purpose of selecting and developing new human pharmaceutical products combining ALZA's proprietary drug delivery technology with various drug compounds, and commercializing such products, most likely through licensing to ALZA. ALZA and TDC have entered into a development agreement pursuant to which ALZA conducts product development activities on behalf of TDC, and ALZA has granted to TDC a royalty-free, nonexclusive, perpetual license to use ALZA's proprietary drug delivery technologies to develop and commercialize specified TDC products.
  Activities conducted by ALZA under a multi-product agreement with Wyeth-Ayerst, a division of American Home Products, were at a lower level during the nine months ended September 30, 1994 compared with the same period of 1993 due to a reduction in the number of products under development.
  Research and product development expenses for the quarter and nine months ended September 30, 1994 increased approximately 46% and 42%, respectively, from the same periods in 1993, due to increased product development activities, primarily on behalf of

TDC. As additional products are accepted by TDC for development, and as product development activities increase, ALZA's development expenses related to TDC activities (and correspondingly, ALZA's product development revenue related to those activities) are expected to continue to increase. Because products in early stages of development generally require lower levels of expenditures, the development expenses for TDC activities for any product (and ALZA's corresponding product development revenue) can be expected to be lower during the early stages of product development, but can be expected to increase substantially if and when the products enter later stages of development.
  ALZA's product development expenses and the corresponding product development revenue will fluctuate from quarter to quarter depending upon the number of products in development, their stages of development, and the clients' desired pace of development. ALZA's joint development agreements with client companies generally provide that the client may terminate product development at any time. Clients may terminate development programs for many reasons, including changing competitive conditions, the introduction of new products by third parties, generic competition, technology issues, and internal client funding issues. Research and product development expenses, and corresponding product development revenue, are expected to continue to grow, due largely to ALZA's activities under its arrangements with TDC.

  General, administrative and marketing expenses of $8.6 million for the quarter and $24.6 million for the nine months ended
September 30, 1994 increased 65% and 66%, respectively, from the same periods in 1993, due in large part to the formation of ALZA's sales force and increased marketing expenses. Profits on sales of products in the ALZA portfolio will not cover all of the associated sales and marketing expenses in the near term. Future profitability will depend, in part, on market share attained by ALZA's existing products as well as the timing of introduction of new products.
  Other revenue, which consists primarily of interest income, increased 130% for the third quarter of 1994 compared to the same period in 1993, due in part to higher average invested cash balances following ALZA's offering in July 1994 of 5.25% zero coupon convertible subordinated debentures which resulted in approximately $328 million in net proceeds to ALZA. Other revenue decreased 25% for the nine months ended September 30, 1994 compared to the same period in 1993, due primarily to the realization during the quarter ended March 31, 1993 of approximately $5.0 million in gains related to long-term investments liquidated to fund TDC. Other revenue for the quarter also included proceeds from company-owned life insurance policies, offset by the Company's share of initial losses from activities undertaken by a partnership of ALZA and Procter & Gamble relating to the development, manufacture and marketing of certain periodontal products, including the marketing of the Actisite[Registered Trademark] product.
  Interest expense for the quarter ended September 30, 1994 increased 22% from the same period in 1993 due primarily to increased outstanding debt. ALZA used approximately $250 million of the proceeds from the offering of the 5.25% zero coupon convertible subordinated debentures to retire all of its outstanding commercial paper as it matured during the quarter ended September 30, 1994. Interest expense decreased approximately 6% during the nine months ended September
30, 1994 compared to the corresponding period in 1993. During the nine months ended September 30, 1993 interest expense consisted primarily of interest accrued on ALZA's 7.5% zero coupon convertible subordinated debentures. The replacement of the 7.5% zero coupon convertible subordinated debentures with a commercial paper program in late 1993 reduced interest expense.
As a result of the increased debt from the issuance of the 5.25% debentures, ALZA's interest expense is expected to increase during the remainder of 1994.
  ALZA's effective combined federal and state tax rate for the quarter and nine months ended September 30, 1994 was approximately 38% compared to 35% for 1993. This increase is primarily due to reductions in estimated available tax credits in 1994.
  The health care industry has continued to change rapidly as the public, government, medical practitioners and the pharmaceutical industry focus on ways to expand medical coverage while controlling the growth in health care costs. Comprehensive legislative initiatives are being considered at the state and federal level which, if enacted, could put significant additional pressures on the prices charged for pharmaceutical products.

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

LIQUIDITY AND CAPITAL RESOURCES
  In recent years ALZA has expended substantial amounts on property, plant and equipment to support its expanding research and product development and manufacturing activities. A significant portion of these expenditures has involved the establishment of the Mountain View, California research and product development campus and the Vacaville, California manufacturing facility. While ALZA believes its current and planned facilities and equipment are sufficient to meet its current operating requirements, ALZA is significantly expanding its Mountain View campus and expects to continue to purchase or lease available facilities or properties to support its long-
term requirements.   Expenditures for additions to property,
plant and equipment during the first nine months of 1994 totaled approximately $21.3 million and are expected to increase significantly for the remainder of 1994 and beyond.

  In July 1994, ALZA completed a public offering of zero coupon convertible subordinated debentures. The debentures were issued at a price of $354.71 per $1,000 principal amount at maturity.
The offering resulted in approximately $328 million in net proceeds to ALZA. Approximately $250 million of the proceeds were used to retire ALZA's outstanding commercial paper during the quarter ended September 30, 1994. The remainder will be used for general corporate purposes. The debentures, due July 2014, have a principal amount at maturity of $948.8 million. The yield to maturity of the debentures is 5.25% per annum, computed on a semi-annual bond equivalent basis, and the debentures have no periodic interest payments. Each debenture is convertible, at the option of the holder, into 12.987 shares of ALZA Common Stock.
  ALZA believes that its existing cash and investment balances are adequate to fund its current cash needs. In addition, should the need arise, ALZA believes it would be able to borrow additional funds or raise additional capital. ALZA may consider using its capital to make strategic investments or to acquire or license technology or products. ALZA may also enter into strategic alliances with third parties which could provide additional funding for research and product development and support for product marketing and sales.

PART II.  OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS

  In the ordinary course of business, various suits and claims are filed against ALZA. In the past, ALZA's liability claims (including product liability) have not been significant.
  On December 2, 1991, Ciba-Geigy Corporation ("Ciba") filed a patent infringement suit in the United States District Court for the District of New Jersey ("the Court"), against ALZA and Marion Merrell Dow, Inc. ("MMD") in connection with the Nicoderm-R-product. The action sought injunctive relief and damages, and claimed that Nicoderm infringed a patent exclusively licensed to Ciba by the University of California. Ciba's motion for a preliminary injunction against the marketing of the Nicoderm product was denied in December 1991. On October 5, 1994, the Court granted a motion for summary judgment brought by ALZA and MMD and invalidated the patent licensed to Ciba. That ruling cleared ALZA and MMD of liability for infringement of the patent. On November 1, 1994, Ciba filed a notice of appeal to the Court of Appeals of the Federal Circuit.
  On April 26 and April 30, 1993, securities class action lawsuits were filed against ALZA and certain of its officers and directors in the United States District Court for the Northern District of California. The lawsuits, which were consolidated into one lawsuit, claimed that ALZA issued and allowed to be issued various public statements that were materially false and misleading, primarily with respect to the financial prospects of Nicoderm. On July 9, 1993, a derivative suit was filed against certain officers and all of the directors of ALZA. This lawsuit claimed that some or all of the named persons mismanaged the company and improperly obtained profits from the sale of ALZA securities. On April 18, 1994, ALZA announced that it had reached a preliminary agreement, subject to court approval, to settle these related lawsuits for $3.7 million. After taking into account the coverage by the Company's directors and officers liability insurance, this settlement will not have a material impact on ALZA's financial statements.
  On January 18, 1994, a suit was filed against ALZA by Cygnus Therapeutics Corporation in the United States District Court for the Northern District of California seeking a declaration of unenforceability and invalidity of an ALZA patent relating to transdermal administration of fentanyl and alleging violation of antitrust laws. ALZA filed a motion to dismiss the suit. The court granted this motion on April 22, 1994. The plaintiff then amended the complaint. ALZA filed a motion to dismiss the amended complaint. The court has deferred ruling on this motion pending completion of limited discovery of third parties on or about December 6, 1994. ALZA believes the suit to be without merit.
  ALZA is not involved in any legal proceedings which, in the opinion of management, either alone or in the aggregate, will have a material adverse effect on ALZA's financial position or results of operations.

Item 5.   OTHER INFORMATION

  Effective September 30, 1994, Jane Shaw, PhD, President and Chief Operating Officer, resigned her employment with ALZA. Ernest Mario, PhD, Co-Chairman and Chief Executive Officer, has assumed Dr. Shaw's responsibilities. Dr. Shaw remains on ALZA's Board of Directors.

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

  (a)     Exhibits:

    11. Computation of weighted average common and common equivalent shares outstanding.

    27.   Financial Data Schedule.

  (b)     No reports on Form 8-K were filed during the quarter.

                            SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   ALZA CORPORATION



Date:  November 11, 1994      By:     /s/ Dr. Ernest Mario

                                  ---------------------------
                                        Dr. Ernest Mario
                                        Co-Chairman and
                                   Chief Executive Officer



Date:  November 11, 1994      By:      /s/ Bruce C. Cozadd

                                  ---------------------------
                                         Bruce C. Cozadd
                                        Vice President and
                                     Chief Financial Officer

                           EXHIBIT INDEX



EXHIBIT

11.       Statement regarding weighted average
          common and common equivalent shares
          used in computation of per share
          earnings.

27.       Financial Data Schedule.