Form 10-K405
ALZA CORP
filed 1995-03-31
CIK 4310

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1994
                                           -----------------

                          Commission File Number 1-6247
                                                 ------

                                ALZA CORPORATION
          ------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Delaware                            77-0142070
---------------------------------            -------------------
  (State or other jurisdiction                (I.R.S. Employer
of incorporation or organization)            Identification No.)

950 Page Mill Road, P.O. Box 10950, Palo Alto, CA                94303-0802
-------------------------------------------------                ----------
    (Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code:  (415) 494-5000
                                                     --------------

Securities registered pursuant to Section 12(b) of the Act:

                                                  Name of each exchange
Title of each class                               on which registered
-------------------                               ---------------------

Common Stock                                      New York Stock Exchange

Liquid Yield Option-TM- Notes due 2014            New York Stock Exchange
     (Zero Coupon-Subordinated)

Securities registered pursuant to Section 12(g) of the Act:

Units including ALZA Corporation Warrants (to purchase
  Common Stock at $65 per share)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

     State the aggregate market value of the voting stock held by non-affiliates of the registrant, as of March 14, 1995: $1,752,627,122.

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of March 14, 1995:

Title of Class                               Number of Shares
--------------                               ----------------

Common Stock                                    82,087,188

                       DOCUMENTS INCORPORATED BY REFERENCE

     Part II, Items 5, 6, 7 and 8 are incorporated by reference to the registrant's Annual Report to Stockholders for the year ended December 31, 1994;
Part III, Items 10, 11, 12 and 13 are incorporated by reference to the definitive proxy statement for the registrant's Annual Meeting of Stockholders to be held on May 11, 1995.

                    ALZA CORPORATION FORM 10-K ANNUAL REPORT
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1994

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
PART I
Item 1.   BUSINESS . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   3

Item 2.   PROPERTIES . . . . . . . . . . . . . . . . . . . . . . . . . . . .  15

Item 3.   LEGAL PROCEEDINGS. . . . . . . . . . . . . . . . . . . . . . . . .  15

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. . . . . . . .  16

EXECUTIVE OFFICERS OF THE REGISTRANT . . . . . . . . . . . . . . . . . . . .  17

PART II

Item 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS. . . . . . . . . . . . . . . . . . . . . . . .  19

Item 6.   SELECTED FINANCIAL DATA. . . . . . . . . . . . . . . . . . . . . .  19

Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          RESULTS OF OPERATIONS. . . . . . . . . . . . . . . . . . . . . . .  19

Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA. . . . . . . . . . . .  19

Item 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
          FINANCIAL DISCLOSURE . . . . . . . . . . . . . . . . . . . . . . .  19

PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT . . . . . . . .  20

Item 11.  EXECUTIVE COMPENSATION . . . . . . . . . . . . . . . . . . . . . .  20

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT . . . . . . . . . . . . . . . . . . . . . . . . . . . .  20

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS . . . . . . . . . .  20

PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
          FORM 8-K . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  21

                                     PART I

ITEM 1.   BUSINESS

     ALZA Corporation ("ALZA") was incorporated under the laws of the state of California on June 11, 1968, and changed its legal domicile from California to Delaware in 1987. ALZA's mailing address is 950 Page Mill Road, P.O. Box 10950, Palo Alto, CA 94303-0802.

     ALZA develops, manufactures and markets pharmaceutical products that incorporate drugs in advanced dosage forms called therapeutic systems, designed to provide controlled, predetermined rates of drug release for extended time periods. By administering drugs in preset patterns and by alternative routes, ALZA's therapeutic systems can increase both the medical and the economic value of drugs by minimizing their unpleasant or harmful side effects while optimizing their beneficial actions. In addition, ALZA's therapeutic systems can simplify drug therapy and increase patient compliance by decreasing the frequency with which medication must be administered.

     Historically, most of ALZA's product development activities were undertaken pursuant to joint development and commercialization arrangements with other pharmaceutical companies. These agreements normally provide for the pharmaceutical company client to reimburse ALZA for costs incurred in product development and clinical evaluation including a portion of general and administrative expenses. The client receives marketing rights to the product, and ALZA receives royalties based on the client's sales of the product. In some cases ALZA manufactures all or a portion of the client's requirements of the product; in other cases the client manufactures the product. Among the ALZA-developed products commercialized to date by client companies are Procardia XL[REGISTERED TRADEMARK] for the treatment of angina and hypertension, Duragesic[REGISTERED TRADEMARK] for the management of severe chronic pain, Transderm-Nitro[REGISTERED TRADEMARK] for the prevention and treatment of angina and Nicoderm[REGISTERED TRADEMARK], an aid in smoking cessation.

     In June 1993, ALZA distributed a special dividend of "Units" to ALZA stockholders. Each Unit consisted of one share of Class A Common Stock of Therapeutic Discovery Corporation ("TDC") and one warrant to purchase one-eighth of one share of ALZA common stock. TDC was formed by ALZA for the purpose of selecting and developing new human pharmaceutical products combining therapeutic systems technologies with various drug compounds, and commercializing such products, most likely through licensing to ALZA. TDC was funded with $250 million in cash contributed by ALZA. TDC and ALZA have entered into a research and development contract for the selection and development of such products. ALZA has the option to license each product developed by TDC, and to purchase all of the outstanding shares of TDC Class A Common Stock, at a purchase price based on a predetermined formula. The formation of TDC, and the development of products with TDC, are intended to result in the establishment of a pipeline of products for marketing by ALZA.

     During 1994, ALZA continued to apply its drug delivery technologies to the development of new pharmaceutical products incorporating many of the important drugs available today, as well as to new molecular entities. At the end of 1994, approximately 60 products based on ALZA's therapeutic systems were in various stages of development and clinical evaluation, including more than 20 with TDC; a number of products are awaiting marketing clearance in the United States and other countries.

     ALZA is in the process of expanding its marketing activities. In April 1994, ALZA Pharmaceuticals, a division of ALZA, introduced in the United States the Testoderm[REGISTERED TRADEMARK] testosterone transdermal system for hormone replacement in testosterone-deficient men. Also during 1994, ALZA's sales force began to co-promote the Duragesic[REGISTERED TRADEMARK] product (developed by ALZA) with Janssen Pharmaceutica, Inc. ("Janssen") and the Glucotrol XL[REGISTERED TRADEMARK] product (developed jointly by Pfizer,
Inc ("Pfizer") and ALZA) with Pfizer, both in the United States. ALZA's marketing organization also supported Procter & Gamble in the launch in the United States of the Actisite[REGISTEREDTRADEMARK] (tetracycline HCl) periodontal fiber, which is distributed by a partnership between ALZA and Procter & Gamble. ALZA is also establishing international commercialization capabilities by developing distribution arrangements to market several ALZA-developed products.

     In 1994, ALZA established the ALZA Technology Institute ("ATI") to provide the framework for extending and enhancing ALZA's drug delivery technologies. ATI, which brings together ALZA's diverse research resources in one cohesive group, is intended to focus on expanding ALZA's existing technologies and adding new delivery technologies.


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

     The transdermal products developed by ALZA and presently marketed in the United States and/or other countries include:

     - TRANSDERM SCOP[REGISTERED TRADEMARK] (scopolamine) - Applied once every three days to prevent motion sickness.

     - TRANSDERM-NITRO[REGISTERED TRADEMARK] (nitroglycerin) - Applied once-a-day for the prevention and treatment of angina pectoris.

     - CATAPRES-TTS[REGISTERED TRADEMARK] (clonidine) - Applied once-a-week for the treatment of high blood pressure.

     - DURAGESIC[REGISTERED TRADEMARK] (fentanyl) - Applied once every three days for the management of severe chronic pain in patients requiring opioid analgesia.

     - NICODERM[REGISTERED TRADEMARK] (nicotine) - Applied once-a-day to aid in smoking cessation.

     - TESTODERM[REGISTERED TRADEMARK] (testosterone) - Applied once a day for testosterone replacement in testosterone-deficient men.

The Testoderm[REGISTERED TRADEMARK] product was launched in the United States by ALZA Pharmaceuticals in April 1994. ALZA developed the product for ALZA TTS Research Partners, Ltd., which receives royalties from ALZA based on sales of the product. The product will be marketed outside the United States by distributors. A number of additional transdermal products are in various stages of development and clinical testing.

     ORAL SYSTEMS. ALZA has developed several therapeutic systems for oral administration. ALZA's OROS[REGISTERED TRADEMARK] products resemble conventional tablets or capsules in appearance, but use an osmotic mechanism to provide pre-programmed, controlled drug delivery to the gastrointestinal tract. An OROS[REGISTERED TRADEMARK] product is comprised of a polymer membrane with one or more laser-drilled holes surrounding a core containing the drug or drugs, with or without osmotic or other agents. Water from the gastrointestinal tract diffuses through the membrane at a controlled rate into the drug core, causing the drug to be released in solution or suspension at a predetermined controlled rate out of the laser-drilled hole(s). OROS[REGISTERED TRADEMARK] systems are well suited for delivering drug compounds throughout the gastrointestinal tract in programmed delivery for local treatment or systemic absorption.

     The OROS[REGISTERED TRADEMARK] products developed by ALZA and presently marketed in the United States and/or other countries include:

     - PROCARDIA XL[REGISTERED TRADEMARK]/ADALAT CR[REGISTERED TRADEMARK] (nifedipine) - A once-a-day formulation for the treatment of both angina and hypertension.

     - MINIPRESS XL[REGISTERED TRADEMARK]/ALPRESS LP[REGISTERED TRADEMARK] (prazosin) - A once-a-day formulation for the treatment of hypertension (marketed in France and approved for marketing in the United States).

     - VOLMAX[REGISTERED TRADEMARK] (albuterol) - A twice daily dosage form for the treatment of asthma.

     - EFIDAC 24[REGISTERED TRADEMARK] Pseudoephedrine - An over-the-counter once-a-day nasal decongesant product.

     - GLUCOTROL XL[REGISTERED TRADEMARK] (glipizide) - A once-a-day treatment for Type II diabetes.

Efidac 24[REGISTERED TRADEMARK] Chlorpheniramine, an over-the-counter, once-a-day allergy product, which was recently cleared for marketing, is expected to be introduced in the United States during the spring of 1995. DynaCirc CR[REGISTERED TRADEMARK], a controlled-release version of the anti-hypertensive medication isradipine, has also been cleared for marketing in the United States by the FDA. In addition, a number of OROS[REGISTERED TRADEMARK] products are in various stages of development and testing or are awaiting regulatory clearance.

     In addition to the OROS[REGISTERED TRADEMARK] systems described above, ALZA is currently utilizing other osmotic technologies in the development of products. These technologies include:

     - CHRONSET[REGISTERED TRADEMARK] - ALZA's Chronset[REGISTERED TRADMARK] therapeutic system, currently in development for oral delivery of compounds including proteins and peptides, provides for a predetermined delay in the release of active compounds from an orally administered capsule, in order to target the location of release.

     - PUSH-PILL SYSTEMS - ALZA's push-pill systems are designed to deliver large quantities of insoluble drugs on a once-a-day basis, either at a constant rate, or in a programmed drug release profile for delayed, patterned or pulsatile release.

     ACTISITE[REGISTERED TRADEMARK] (TETRACYCLINE HCl) PERIODONTAL FIBER. The Actisite[REGISTERED TRADEMARK] (tetracycline HCl) periodontal fiber was developed jointly with On-Site Therapeutics, Inc. The thread-like polymeric fibers are designed to treat periodontal disease by providing rate-controlled delivery of tetracycline for ten days after placement in the periodontal pocket by a dental practitioner. The product was introduced in the United States in July 1994 by a partnership of ALZA and Procter & Gamble. ALZA has the rights to market the Actisite[REGISTERED TRADEMARK] product in most countries outside of the United States, and the product has been cleared for marketing in Austria, Belgium, Denmark, France, Germany, Italy, Luxembourg, Spain, Sweden, Switzerland and the United Kingdom. ALZA is marketing the product in Italy and the United Kingdom through distributors and is in the process of arranging for distributors to market the product in other European countries. The product is manufactured by ALZA.

     BAXTER INFUSOR[REGISTERED TRADEMARK].  The Baxter
Infusor[REGISTERED TRADEMARK], a lightweight, disposable device for intravenous therapy, resulted from a joint development arrangement between ALZA and Baxter International Inc. ("Baxter"). The product is manufactured by Baxter and marketed by Baxter in the United States, Europe and Asia for the delivery of chemotherapeutic agents and analgesics. Baxter also markets a light-weight, patient-controlled analgesic unit in combination with the Baxter Infusor[REGISTERED TRADEMARK].

     OTHER ALZA PRODUCTS. Three product lines developed by ALZA in its earlier years are marketed directly by ALZA Pharmaceuticals in the United States, and in other countries under distribution agreements with third parties. Those products are:

     - OCUSERT[REGISTERED TRADEMARK] - ALZA's Ocusert[REGISTERED TRADEMARK] (pilocarpine) Pilo-20 and Pilo-40 ocular therapeutic systems for the treatment of glaucoma.

     - PROGESTASERT[REGISTERED TRADEMARK] - The Progestasert[REGISTERED] TRADEMARK] (progesterone) intrauterine contraceptive device provides a contraceptive effect for one year by releasing the natural hormone progesterone.

     - ALZET[REGISTERED TRADEMARK] - ALZET[REGISTERED TRADEMARK] mini-osmotic pumps are implantable, capsule-shaped units that can deliver solutions containing a wide range of agents in laboratory animals at controlled rates for up to four weeks.

     ELECTROTRANSPORT. Electrotransport systems deliver drugs across intact skin through the use of an electrical potential gradient. ALZA's electrotransport therapeutic systems ("ETS") are small, easy to apply devices consisting of an adhesive, a drug reservoir, electrodes and a power source/controller. The systems are designed to deliver large molecules (including proteins and peptides) and potent drugs that are poorly absorbed or extensively metabolized in the gastrointestinal tract. ALZA has several products utilizing this technology under development, including an ETS-fentanyl product with Janssen.

     HUMAN IMPLANTABLE THERAPEUTIC SYSTEMS. ALZA's Human Implantable Therapeutic Systems (HITS) can be either diffusional or osmotic systems. The diffusional systems are used to deliver low molecular weight compounds, generally for long periods of time (months to years). The osmotic systems can deliver substances of any size or configuration, generally for a period of weeks or months. The osmotic systems are suitable for either systemic or site-specific delivery.

     VETERINARY PRODUCTS. ALZA has under development for client companies veterinary products based on various technologies. These technologies include ruminal bolus osmotic systems and implantable osmotic systems. Ivomec-SR[REGISTERED TRADEMARK], a product combining Merck & Co., Inc.'s ("Merck") antiparasitic agent ivermectin with ALZA's ruminal bolus technology, controls internal and external parasites in cattle on pasture for an entire grazing season following a single administration; the product has been introduced by Merck in the United Kingdom. Regulatory applications for clearance to market the product in the United States and other countries are on file. Other veterinary products under development include a system for the administration of growth hormones to cattle and other food-producing animals under an agreement with Monsanto.

THERAPEUTIC DISCOVERY CORPORATION

     On June 11, 1993, ALZA completed the distribution of a special dividend of "Units" to ALZA stockholders. Each Unit consists of one share of TDC Class A Common Stock and one warrant to purchase one-eighth of one share of ALZA common stock. Holders of record of ALZA common stock received one Unit for every 10 shares of ALZA common stock owned on May 28, 1993, with cash distributed in lieu of fractional Units. The Units trade on the Nasdaq Stock Market (under the trading symbol TDCAZ), and will trade only as Units until the earlier of June 11, 1996 or the date on which ALZA exercises the Purchase Option (as defined below) (the "Separation Date"), at which time the warrants and TDC Class A Common Stock will trade separately. The warrants will be exercisable at a per-share exercise price of $65 at any time after the Separation Date and will expire, if not previously exercised, on December 31, 1999. In connection with the special dividend, ALZA contributed $250 million in cash to TDC.

     TDC was formed by ALZA for the purpose of selecting and developing new human pharmaceutical products combining drug delivery technologies with various drug compounds, and commercializing such products, most likely through licensing to ALZA. ALZA and TDC have entered into a development agreement (the "Development Contract") pursuant to which ALZA conducts research and development activities on behalf of TDC. ALZA has granted to TDC a royalty-free, exclusive, perpetual license to use ALZA's proprietary drug delivery technologies to develop and commercialize specified TDC products.

     In order to choose appropriate product candidates for development, ALZA and TDC have established a product discovery process, a market-driven approach under which they examine unmet medical needs in selected therapeutic areas and then target for development cost-effective products. The therapeutic areas on which ALZA and TDC are focusing are immunology/oncology, endocrine/metabolic disease, central nervous system disorders, geriatric medicine (with an emphasis on cardiovascular disease) and urology. Included in the review of appropriate product candidates are compounds currently off-patent or soon to be off-patent, proprietary compounds available for license, compounds in biotechnology and pharmaceutical pipelines, and drugs that have been abandoned early in their development due to side effects or poor efficacy in conventional dosage forms.

     At the end of 1994, ALZA had more than 20 products under development with TDC, a number of which are in early stages of clinical evaluation. These products, which use several ALZA technologies and one technology of a third party, are designed to provide improved safety, efficacy and/or patient compliance compared with currently available therapies. Products under development by ALZA and TDC include an OROS[REGISTERED TRADEMARK] dosage form for the management of severe chronic pain, a transdermal product for the treatment of urinary urge incontinence, and a pulmonary delivery product to administer a polypeptide for the treatment of osteoporosis, under development with Inhale Therapeutic Systems.

ALZA's product development revenue from TDC during 1994 was $31.6 million.

     ALZA has an option to license any products developed by TDC, on a product-by-product basis, providing ALZA with access to a potential pipeline of products for commercialization. If ALZA exercises its license option for any product, ALZA will make royalty payments to TDC with respect to such product if the product is sold by ALZA (up to a maximum of 5% of ALZA's net sales) or, if the product is sold by a third party, sublicensing fees of up to 50% of ALZA's sublicensing revenues with respect to the product. ALZA has an option, exercisable on a product-by-product basis, to buy out its royalty obligation to TDC by making a one-time payment that is a multiple of royalties and sublicensing fees paid in specified periods.

     ALZA also has an option to purchase, according to a predetermined formula, all (but not less than all) of the outstanding shares of TDC Class A Common Stock (the "Purchase Option"). The Purchase Option is exercisable at any time until December 31, 1999 (or later under certain circumstances). However, the Purchase Option will expire, in any event, on the 60th day after TDC files with the Securities and Exchange Commission a report on Form 10-K or Form 10-Q containing a balance sheet showing less than an aggregate of $5 million in cash, cash equivalents, short-term investments and long-term investments. If ALZA exercises the Purchase Option, the exercise price will be the greatest of: (a) $100 million; (b) the fair market value of one million shares of ALZA common stock; (c) the greater of (i) 25 times the worldwide royalties and sublicensing fees paid by ALZA to TDC during four specified calendar quarters or (ii) 100 times such royalties and sublicensing fees during a specified calendar quarter; in either case, less any amounts previously paid by ALZA to exercise a buy-out option with respect to any product; or (d) $325 million less all amounts paid by TDC under the Development Contract. The purchase price may be paid in cash, in ALZA common stock, or any combination of the two, at the option of ALZA.

     ALZA performs certain administrative services for TDC under an administrative services agreement which is terminable at the option of TDC, and for which ALZA is reimbursed its direct costs, plus certain overhead expenses. For the year ended December 31, 1994, reimbursement to ALZA under this agreement was approximately $0.2 million.


RESEARCH AND PRODUCT DEVELOPMENT

     ALZA had product development revenue of $68.7 million during 1994, $46.8 million during 1993, and $39.1 million during 1992 from clients with which ALZA has joint product development agreements (including $31.6 million in 1994 and $4.9 million in 1993 from TDC). ALZA's product development revenue generally represents clients' reimbursement of costs, including a portion of general and administrative expenses. Therefore product development activities do not contribute significantly to current net income. ALZA spent $58.0 million on client-sponsored product development activities during 1994 ($36.4 million and $33.8 million in 1993 and 1992, respectively), excluding reimbursable general and administrative costs, and $18.1 million on ALZA-sponsored research and development activities during 1994 ($16.8 million and $18.3 million in 1993 and 1992, respectively). Research and product development costs are expensed as incurred.

MANUFACTURING

     ALZA manufactures some or all of the product requirements for certain client companies, including Duragesic[REGISTERED TRADEMARK] for Janssen, Nicoderm[REGISTERED TRADEMARK] for Marion Merrell Dow, Inc. ("MMD") (and for distribution by ALZA's distributor Nycomed Pharma in certain other countries), Procardia XL[REGISTERED TRADEMARK] and Glucotrol XL[REGISTERED TRADEMARK] for Pfizer, Catapres-TTS[REGISTERED TRADEMARK] for Boehringer Ingelheim, and Transderm Scop[REGISTERED TRADEMARK], Efidac 24[REGISTERED TRADEMARK] Pseudoephedrine and Efidac 24[REGISTERED TRADEMARK] Chlorpheniramine for
Ciba Self-Medication, Inc. (together with its affiliates, "Ciba"). ALZA also manufactures the Progestasert[REGISTERED TRADEMARK], ALZET[REGISTERED] TRADEMARK], Ocusert[REGISTERED TRADEMARK], Testoderm[REGISTERED TRADEMARK] and Actisite[REGISTERED TRADEMARK] products. ALZA's 220,000 square foot commercial manufacturing facility is in Vacaville, California.

     Some of the materials used in manufacturing ALZA-developed products are unique and may be available from only one or a limited number of suppliers.
ALZA attempts, where appropriate, to negotiate long-term supply arrangements for some of these materials. With the increasing cost of product liability in the pharmaceutical and medical device industries, particularly in the area of implantable materials, it may become increasingly difficult or more expensive, and in some cases impossible, for ALZA to obtain some of the materials it may need for certain of its products. Scarcity or unavailability of materials could make products more costly, could prevent the commercialization of some products, or could cause delays in development due to the necessity to design products to incorporate available or obtainable materials.

     In December 1993, ALZA wrote off approximately $28.1 million related primarily to ALZA's manufacturing activities. This write-off resulted from both non-recurring expenses and allowances related to scale-up of the production of certain products and to excess transdermal manufacturing capacity and equipment resulting from ALZA's facilities expansion in Vacaville, California. The facilities expansion was followed by lower than anticipated Nicoderm[REGISTEREDTRADEMARK] production requirements reflecting the decline in Nicoderm[REGISTEREDTRADEMARK] sales in 1993.
A portion of the write-off also related to the Duragesic[REGISTERED TRADEMARK] product. In late 1993, ALZA learned that certain 25 microgram and 50 microgram Duragesic[REGISTERED TRADEMARK] systems manufactured by ALZA may release fentanyl at a somewhat higher rate than the designated dose. For a short period, only limited quantities of the product were available on a "compassionate need" basis from Janssen. The $28.1 million write-off included $10.1 million of inventory write-downs, $6.8 million of equipment write-offs, $4.6 million of allowances reducing sales and receivables, and $6.6 million of anticipated future cash outlays related to contractual product supply issues.

The effect of the write-off increased costs of products shipped by approximately $22.0 million and reduced net sales by $6.1 million for the year ended December 31, 1993. Charges relating to the write-off of assets and cash expenditures for contractual product supply issues in 1994 approximated the original estimate.

MARKETING

     ALZA established its ALZA Pharmaceuticals division in 1993 to expand ALZA's marketing capabilities in order to commercialize ALZA-developed products, including those under development with TDC. ALZA Pharmaceuticals now has a sales force of approximately 50 people located throughout the United States. In April 1994, ALZA Pharmaceuticals introduced Testoderm[REGISTERED TRADEMARK] in the United States. Also in 1994, the ALZA sales force began to co-promote Duagesic[REGISTERED TRADEMARK] with Janssen and Glucotrol XL[REGISTERED TRADEMARK] with Pfizer, both in the United States. ALZA's marketing organization also supported Procter & Gamble in the United States launch of Actisite[REGISTERED TRADEMARK], which was developled by ALZA and On-Site Therapeutics, Inc. and is distributed by a partnership of ALZA and Procter & Gamble.

     ALZA Pharmaceuticals is also establishing international commercialization capabilities by developing distribution arrangements to market several ALZA-developled products. Actisite[REGISTERED TRADEMARK] is distributed in Italy and the United Kingdom by European distributors. ALZA has signed distribution agreements for fourteen Asian countries (excluding Japan) for Testoderm[REGISTERED TRADEMARK], and a distribution agreement for eight Scandinavian and European countries for the transdermal nicotine product marketed as Nicoderm[REGISTERED TRADEMARK] in the United States by MMD.

     ALZA's marketing group actively participates in ALZA's product discovery activities with TDC. The marketing group prepares detailed market assessments for each product considered by ALZA for proposal to TDC; these assessments are an integral part of the product discovery process.

GOVERNMENTAL REGULATION

     Under the United States Food, Drug, and Cosmetic Act, "new drugs" must obtain clearance from the FDA before they lawfully can be marketed in the United States. Applications for marketing clearance must be based on extensive clinical and other testing, the cost of which is very substantial. The packaging and labeling of all new drug products are also subject to FDA regulation. Approvals (including pricing approvals) are required from health regulatory authorities in foreign countries before marketing of pharmaceutical products may commence in those countries. Requirements for approval may differ from country to country, and can involve additional testing. There can be substantial delays in obtaining required clearances from both the FDA and foreign regulatory authorities after applications are filed. Even after clearances are obtained, further delays may be encountered before the products become commercially available. Veterinary products are subject to similar, although in some cases less extensive, approval procedures.

     ALZA's manufacturing activities, and the products sold by ALZA and its client companies in the United States and/or exported to other countries, are subject to extensive regulation by the United States Food and Drug Administration ("FDA") and comparable agencies in other countries where the products are distributed. FDA regulations govern a range of activities including manufacturing, quality assurance, advertising and record keeping. The continuing trend of stringent FDA oversight in product clearance and enforcement has caused longer approval cycles, more uncertainty, greater risks and higher costs of obtaining clearance to market a product. Failure to obtain, or delays in obtaining, FDA and other regulatory clearance to market new products, as well as other regulatory actions and recalls, could adversely affect ALZA's financial results.

     Good Manufacturing Practices ("GMP") regulations under the Food, Drug and Cosmetic Act define processes for the manufacture of drug and device products. ALZA has in place ongoing programs to upgrade its GMP compliance procedures. In July 1994, ALZA received a "warning letter" from the FDA identifying certain GMP compliance issues related to the manufacture of Duragesic[REGISTERED TRADEMARK]. A warning letter documents items the FDA identifies as deviations from GMP and the actions required by the company to correct the deviations. Remedies available to the FDA for failure to correct noted deficiencies could include inventory seizure and/or an injunction prohibiting product shipments. As a result of its discussions with the FDA, ALZA has intensified its program to upgrade its GMP compliance procedures. ALZA intends that all of its operations meet or exceed FDA enforcement standards. These standards change or evolve from time to time, and therefore require ongoing upgrades by ALZA.

     Environmental regulations may also affect the manufacturing process. As a pharmaceutical company, ALZA uses in its business chemicals and materials which may be classified as hazardous or toxic which require special handling and disposal. In addition, ALZA undertakes to minimize releases to the environment and exposure of its employees and the public to such materials. The costs of these activities have increased substantially in recent years, and it is possible that such costs may continue to increase significantly in the future. See "Legal Proceedings" below.

PATENTS AND PATENT APPLICATIONS

     As of December 31, 1994, ALZA owned approximately 500 United States patents and had approximately 160 pending United States patent applications relating to its products and other technologies. ALZA has in excess of 2,200 foreign patents and pending patent applications covering its various technologies and products. Patents have been issued, or are expected to be issued, covering ALZA's current technologies and products, as well as products under development.

     Patent protection generally has been important in the pharmaceutical industry. ALZA believes that its current patents, and patents that may be obtained in the future, are important to current and future operations. There can be no assurance that ALZA's currently existing patents will cover future products, that additional patents will be issued, or that any patents now or hereafter issued will be of commercial benefit. In the United States, patents generally are granted for specified periods of time. Some of ALZA's earlier patents covering various aspects of certain OROS[REGISTERED TRADEMARK] and TTS dosage forms have begun to expire, or will expire, over the next several years; however, ALZA technologies and products are generally covered by multiple patents.

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

     It is also possible that third parties may obtain patent or other proprietary rights that may be necessary or useful to ALZA. With numerous other companies engaged in developing drug delivery technologies, it can be expected that other parties may in some circumstances file patent applications or obtain patents that compete in priority with ALZA's patent applications. Such competition may result in adversarial proceedings such as patent interferences and oppositions, which can increase the uncertainty of patent coverage. In cases where third parties are first to invent a particular product or technology, it is possible that those parties will obtain patents that will be sufficiently broad so as to prevent ALZA from using certain technology or from further developing or commercializing certain products. As ALZA expands its direct marketing of products, ALZA may attempt to license-in products or compounds or technologies for use in products. In each of these cases, if licenses from third parties are necessary but cannot be obtained, commercialization of the related products would be delayed or prevented.

     In addition, ALZA utilizes significant unpatented proprietary technology, and there can be no assurance that others will not develop similar technology.

     For a description of certain legal proceedings relating to patents, see "Legal Proceedings" below.

COMPETITION

     All of ALZA's current and future products will face competition both from more traditional forms of drug delivery and from advanced delivery systems being developed by others. This competition potentially includes all of the pharmaceutical companies in the world, including current ALZA clients. Many of these other pharmaceutical companies have greater financial resources, technical staff and manufacturing and marketing capabilities than ALZA. A number of smaller companies also are developing drug delivery technologies.

     As the pharmaceutical industry continues to consolidate, and as pressures increase for cost-effective research and development, some pharmaceutical companies may reduce their funding of research and development. Competition for limited client dollars may therefore increase, and this competition could include the clients' internal research and development programs, other drug delivery programs and other technologies and products of third parties.

     Competition in drug delivery systems is generally based on performance characteristics and price. Acceptance by hospitals, physicians and patients is crucial to the success of a product. Health care reimbursement policies of managed care organizations, insurers and government agencies will continue to exert pressure on pricing, and various federal and state agencies have enacted regulations requiring rebates of a portion of the purchase price of many pharmaceutical products.

     The health care industry has continued to change rapidly as the public, government, medical practitioners and the pharmaceutical industry focus on ways to expand medical coverage while controlling the growth in health care costs. The growth of managed care organizations and the resulting pressures for cost-containment in the United States health care system are expected to continue to put pressures on the prices charged for pharmaceutical products. Prescription drug reimbursement practices and the growth of large managed care organizations, as well as generic and therapeutic substitution (substitution of a different product for the same indication), could significantly affect ALZA's business. While ALZA believes the changing health care environment may increase the value of ALZA's drug delivery products over the long term, it is impossible to predict the impact these changes may have on ALZA.

REVENUES

     In 1994, ALZA received royalty revenue from 13 products in the marketplace. More than 50% of ALZA's 1994 royalty revenue (more than 60% in 1993 and more than 50% in 1992) has been the result of royalties on sales of Procardia XL[REGISTERED TRADEMARK] by Pfizer in the United States. Because the basic patents covering the drug nifedipine itself expired several years ago, other companies are attempting to develop products similar to Procardia XL[REGISTERED TRADEMARK]. To date no product has been introduced which is bio-equivalent to Procardia XL[REGISTERED TRADEMARK]. If such a product were to be developed and introduced, its marketing could have a significant impact on Procardia XL[REGISTERED TRADEMARK] pricing and sales, and therefore ALZA's royalties.

     Information as to ALZA's revenues is presented below:


                           1994         1993         1992
                         ---------    ---------    ---------

(in thousands)

Royalties and fees       $ 123,748    $ 113,318    $ 114,684
Product development         68,715       46,783       39,081
Net sales                   68,511       53,630       75,488
Other revenue               17,782       20,451       21,266
                         ---------    ---------    ---------

     Total revenues      $ 278,756    $ 234,182    $ 250,519
                         ---------    ---------    ---------
                         ---------    ---------    ---------

     Pfizer accounted for 30% of ALZA's total revenues in 1994, 35% in 1993 and 29% in 1992; Janssen accounted for 12% of ALZA's total revenues in 1994; TDC accounted for 11% of ALZA's total revenues in 1994; Ciba accounted for 13% of ALZA's total revenues in 1993 and 10% in 1992; and MMD accounted for 10% of ALZA's total revenues in 1993 and 26% in 1992. The loss of revenues from one or more of these clients would have a material adverse effect on ALZA's profitability.

INDUSTRY SEGMENTS; EXPORTS

     ALZA's business comprises one industry segment. Export sales were $16.9 million in 1994, $18.1 million during 1993 and $12.1 million during 1992, principally to distributors and client companies in Europe.

EMPLOYEES

     On December 31, 1994, ALZA had 1,288 employees, of whom approximately 550 were engaged in research and product development activities, approximately 448 were engaged in manufacturing activities and the remainder were working in general, administrative and marketing areas.


ITEM 2.   PROPERTIES

     ALZA's corporate offices are located in Palo Alto, California, and its two research and development campuses are in Palo Alto and Mountain View, California. ALZA also occupies a small research facility in Spring Lake Park, Minnesota. ALZA's large-scale commercial manufacturing facility is located in Vacaville, California. While ALZA believes that its facilities and equipment are sufficient to meet its current operating requirements, ALZA will continue to expand its facilities and equipment to support its long-term requirements.


ITEM 3.   LEGAL PROCEEDINGS

     A patent infringement suit was filed by Ciba in December 1991 against Marion Merrell Dow, Inc. ("MMD") and ALZA in connection with the commercialization of Nicoderm[REGISTERED TRADEMARK]. The suit, which was filed in the United States District Court for the District of New Jersey, alleged that a patent licensed to Ciba was infringed by AlZA and MMD. Ciba's motion for preliminary injunction against the marketing of Nicoderm[REGISTERED TRADEMARK] was denied in December 1991. ALZA and MMD filed counterclaims against Ciba, including antitrust claims. In October 1994, the Court granted a motion for summary judgment brought by ALZA and MMD, ruling invalid the patent licensed to Ciba. Ciba appealed that ruling in November 1994. On January 25, 1995 ALZA and MMD filed suit against Ciba and LTS Lohmann Therapy Systems Corporation in the United States District Court for the Southern District of New York for infringement of two United States patents issued to ALZA relating to the transdermal administration of nicotine. The suit requests that the defendants be enjoined from infringing the ALZA patents and requests damages.

     In April 1993, two securities class action lawsuits (later consolidated) were filed against ALZA and certain of its officers and directors in the United States District Court for the Northern District of California. The consolidated lawsuit claimed that ALZA issued and allowed to be issued various public statements that were materially false and misleading, primarily with respect to the Nicoderm[REGISTERED TRADEMARK] product. In July 1993, a derivative suit was filed against certain officers and all of the directors of ALZA in the United States District Court for the Northern District of California. The lawsuit claimed that some or all of the named persons engaged in the mismanagement of the company and improperly obtained profits from the sale of ALZA securities. In order to avoid the continuing drain of resources required to defend these related suits, ALZA settled the suits for $3.7 million on November 14, 1994, a significant portion of which was covered by ALZA's directors and officers liability insurance.

     During January 1994, a suit was filed against ALZA by Cygnus Therapeutics Corporation in the United States District Court for the Northern District of California, seeking a declaration of unenforceability and invalidity of an ALZA patent relating to transdermal administration of fentanyl and alleging violation of antitrust laws. In April 1994, the Court granted ALZA's motion to dismiss the case, subject to the plaintiff's right to perform limited discovery and amend its complaint. Subsequent to year end, the plaintiff amended its complaint and ALZA has renewed its motion to dismiss the case.

     During 1994, several product liability suits were filed against Janssen and ALZA relating to the Duragesic[REGISTERED TRADEMARK] product. Janssen is managing the defense of these suits in consultation with ALZA under an agreement between the parties.

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

     Historically, the cost of resolution of ALZA's liability claims has not been significant, and ALZA is not aware of any asserted or unasserted claims pending against it, including the suits mentioned above, the resolution of which would have a material adverse impact on the operations or financial position of the Company.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

                                              Principal Occupations for
         Name                       Age            Past Five Years
-----------------------             ---    ------------------------------------

Dr. Alejandro Zaffaroni             72     Co-Chairman of the Board (since 1987)
                                           and founder (in 1968) of ALZA;
                                           Chairman of the Board and Chief
                                           Executive Officer (1968-1987);
                                           Chairman and Chief Executive Officer
                                           of Affymax N.V., a drug discovery
                                           company (1988-1995).

Dr. Ernest Mario                    56     Co-Chairman of the Board and Chief
                                           Executive Officer of ALZA (since
                                           1993); Chief Executive of Glaxo
                                           Holdings, plc (1989-1993); Chief
                                           Executive Officer of Glaxo, Inc.
                                           (1988-1989).

Dr. Felix Theeuwes                  57     President, ALZA Technology Institute
                                           (since 1994); Executive Vice
                                           President, Research and Development
                                           of ALZA (1991-1994) and Chief
                                           Scientist of ALZA (since 1982);
                                           Senior Vice President (1987-1990).

Dr. Pieter Bonsen                   59     Senior Vice President, Development of
                                           ALZA (since 1994); Senior Vice
                                           President, Scientific and Technical
                                           Services (1991-1994).

James Butler                        54     Vice President, Sales and Marketing
                                           of ALZA (since 1993); Vice President
                                           and General Manager of Glaxo, Inc.'s
                                           corporate division (1987-1993).

Bruce C. Cozadd                     31     Vice President and Chief Financial
                                           Officer of ALZA (since  1994); Vice
                                           President, Corporate Planning and
                                           Analysis (1993); Manager, Strategic
                                           Projects (1991-1993).

Harold Fethe                        50     Vice President, Human Resources of
                                           ALZA (since 1991); Senior Director,
                                           Human Resources (1987-1991).


Dr. Gary V. Fulscher                51     Senior Vice President, Operations of
                                           ALZA (since 1994); Vice President,
                                           Administration (1987-1994).

Adrian M. Gerber                    57     Executive Vice President, Commercial
                                           Development of ALZA (since 1990);
                                           Executive Director, Corporate
                                           Licensing, of Merck & Co., Inc.,
                                           (1985-1990).

Dr. Samuel R. Saks                  40     Senior Vice President, Medical
                                           Affairs of ALZA (since 1994); Vice
                                           President, Medical Affairs (1992-
                                           1994); Vice President, Clinical
                                           Research, Oncology, Schering-Plough
                                           Corporation (1991-1992); Vice
                                           President, Clinical Research, XOMA
                                           Corporation (1989-1991).

Peter D. Staple                     43     Vice President and General Counsel of
                                           ALZA (since 1994); Vice President and
                                           Associate General Counsel of Chiron
                                           Corporation (1992-1994); Vice
                                           President and Associate General
                                           Counsel of Cetus Corporation (1983-
                                           1992).

                                     PART II


ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     ALZA incorporates by reference the information concerning the market for its common stock and related stockholder matters set forth at page 31 in the Annual Report to Stockholders (the "Annual Report") attached as Exhibit 13.

ITEM 6.   SELECTED FINANCIAL DATA

     ALZA incorporates by reference the selected consolidated financial data set forth at page 33 in the Annual Report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     ALZA incorporates by reference Management's Discussion and Analysis of Financial Condition and Results of Operations set forth at pages 12 to 16 in the Annual Report.

 ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     ALZA incorporates by reference the consolidated financial statements and notes thereto set forth at pages 17 to 30 and the Report of Ernst and Young LLP, Independent Auditors, at page 31 in the Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     ALZA incorporates by reference the information concerning its directors set forth under the heading "Election of Directors" on pages 1 to 4 in ALZA's definitive proxy statement dated March 21, 1995, for its Annual Meeting of Stockholders to be held on May 11, 1995 (the "Proxy Statement"). Information concerning ALZA's executive officers appears at the end of Part I of this report on pages 17 and 18.

ITEM 11.  EXECUTIVE COMPENSATION

     ALZA incorporates by reference the information ("Summary Compensation Table," "1994 Option Grants" and "1994 Aggregated Option Exercises and Fiscal Year-End Option Values") set forth under the heading "Executive Compensation" on pages 4 to 9 in the Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     ALZA incorporates by reference the information set forth under the heading "Beneficial Stock Ownership" on page 12 in the Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     ALZA incorporates by reference the information set forth under the heading "Certain Transactions" on page 13 in the Proxy Statement.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  Documents filed as part of this Annual Report on Form 10-K:

      1. Consolidated Financial Statements: Incorporated by reference to the Annual Report (see accompanying Index to Consolidated Financial Statements).

      2. Consolidated Financial Statement Schedule: See accompanying Index to Consolidated Financial Statement Schedule.

      3.  Exhibits:

                3.1 Restated Certificate of Incorporation of ALZA Corporation
                    filed with the Delaware Secretary of State on February 14, 1994 (1)

                3.2 Composite By-laws of ALZA Corporation as restated on
                    February 10, 1994 and amended on August 11, 1994

                4.1 Indenture dated July 7, 1994 between ALZA Corporation and the Chase Manhattan Bank, N.A., as Trustee, relating to ALZA's 5-1/4% Liquid Yield Option-TM- Notes (2)

                4.2 Specimen LYONs-TM- Certificate (included in Exhibit 4.1)

                4.3 Warrant Agreement dated January 31, 1990 between ALZA
                    Corporation and Medtronic, Inc. (3)

                4.4 Form of Warrant Agreement between ALZA Corporation and the
                    Chase Manhattan Bank (with attached Warrant Certificate) (4)

                4.5 Specimen Unit Certificate (4)

--------------------
(1) Incorporated by reference to ALZA's Form 10-K Annual Report for the year ended December 31, 1993.

(2) Incorporated by reference to ALZA's Form 10-Q Quarterly Report for the period ended June 30, 1994.

(3) Incorporated by reference to ALZA's Form 10-Q Quarterly Report for the period ended March 31, 1990.

(4) Incorporated by reference to ALZA's Form 8-A Registration Statement (Commission File No. 0-11234) dated March 31, 1993, as amended.

               10.1 Technology License Agreement between ALZA and Therapeutic
                    Discovery Corporation (5)

               10.2 Development Agreement between ALZA and Therapeutic Discovery
                    Corporation (5)

               10.3 License Option Agreement between ALZA and Therapeutic
                    Discovery Corporation (5)

               10.4 Restated Certificate of Incorporation of Therapeutic
                    Discovery Corporation (5)

               10.5 Executive Deferral Plans II (6*)

               10.6 Executive Deferral Plan Amendments (7*)

               10.7 Amendment Number 2 to Executive Deferral Plans II*

               10.8 1992 Stock Option Plan (7*)

               11 Statement regarding weighted average common and common equivalent shares used in computation of per share earnings

               13 Portions of Annual Report to Stockholders expressly incorporated by reference herein

               21   Subsidiaries

               23   Consent of Ernst & Young LLP, Independent Auditors

               27   Financial Data Schedule

(b) No reports on Form 8-K were filed during the quarter ended December 31, 1994.

--------------------
(5) Incorporated by reference to the Form 10 of Therapeutic Discovery Corporation (Commission File No. 0-21478) dated March 31, 1993, as amended.

(6) Incorporated by reference to ALZA's Form 10-K Annual Report for the year ended December 31, 1992 and ALZA's Form 10-Q Quarterly Report for the period ended September 30, 1993.

(7) Incorporated by reference to ALZA's Form 10-K Annual Report for the year ended December 31, 1992.

(*) A management contract or compensatory plan or arrangement required to be filed as an Exhibit pursuant to Item 14(c) of Form 10-K.

                                ALZA CORPORATION

              INDEX TO CONSOLIDATED FINANCIAL STATEMENTS, REPORT OF
                   ERNST & YOUNG LLP, INDEPENDENT AUDITORS AND
                    CONSOLIDATED FINANCIAL STATEMENT SCHEDULE
                                  (Item 14(a))

                                                   Page Number Reference
                                                 ------------------------
                                                  Annual Report      Form
                                                 To Stockholders     10-K
                                                 ---------------     ----
Consolidated statement of income for the
years ended December 31, 1994, 1993 and 1992            17

Consolidated balance sheet at December 31,
1994 and 1993                                           18

Consolidated statement of stockholders'
equity for the years ended December 31, 1994,
1993 and 1992                                           19

Consolidated statement of cash flows for
the years ended December 31, 1994, 1993
and 1992                                                20

Notes to consolidated financial statements             21-30

Report of Ernst & Young LLP, Independent
Auditors                                                31

The following consolidated financial statement schedule of ALZA Corporation is included:

II      - Consolidated valuation and qualifying                       24
          accounts

All other schedules have been omitted because the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements, including the notes thereto.

                                                                     SCHEDULE II


                                ALZA CORPORATION
                 CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
                  YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992


                    Balance at     Additions
                     Beginning    Charged to   Deductions    Balance at
                      Of Year       Income     (write-offs)  End of Year
                    -----------  ------------  ------------  -----------
Allowance for
 doubtful
 receivables:

 1994               $   211,000  $     53,000  $     (5,000) $   259,000
                    -----------  ------------  ------------  -----------
                    -----------  ------------  ------------  -----------

 1993               $   181,000  $     31,000  $     (1,000) $   211,000
                    -----------  ------------  ------------  -----------
                    -----------  ------------  ------------  -----------

 1992               $   157,000  $     31,000  $     (7,000) $   181,000
                    -----------  ------------  ------------  -----------
                    -----------  ------------  ------------  -----------

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                       ALZA CORPORATION



                                       By        [Dr. Ernest Mario]
                                           -------------------------------
                                                 Dr. Ernest Mario
                                               Chief Executive Officer


Date:   March 30, 1995

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



 [Dr. Alejandro Zaffaroni]               [Rudolph A. Peterson]
--------------------------------        ------------------------------
  Dr. Alejandro Zaffaroni                 Rudolph A. Peterson
  Co-Chairman of the Board of             Director
  Directors and Director                  Date:  March 30, 1995
  Date:  March 30, 1995


 [Dr. Ernest Mario]                      [Dr. Jane E. Shaw]
--------------------------------        ------------------------------
  Dr. Ernest Mario                        Dr. Jane E. Shaw
  Co-Chairman of the Board of             Director
  Directors, Director and Chief           Date:  March 30, 1995
  Executive Officer
  Date:  March 30, 1995


 [William G. Davis]                      [Isaac Stein]
--------------------------------        ------------------------------
  William G. Davis                        Isaac Stein
  Director                                Director
  Date:  March 30, 1995                   Date:  March 30, 1995


 [Martin S. Gerstel]                     [Julian N. Stern]
--------------------------------        ------------------------------
  Martin S. Gerstel                       Julian N. Stern
  Director                                Director
  Date:  March 30, 1995                   Date:  March 30, 1995


 [Dr. Robert J. Glaser]                  [Bruce C. Cozadd]
--------------------------------        ------------------------------
  Dr. Robert J. Glaser                    Bruce C. Cozadd
  Director                                Vice President, Chief
  Date:  March 30, 1995                   Financial Officer and
                                          Principal Accounting Officer
                                          Date:  March 30, 1995

 [Dean O. Morton]
--------------------------------
  Dean O. Morton
  Director
  Date:  March 30, 1995

                                  EXHIBIT INDEX



Exhibit
-------

3.2      Composite By-laws of ALZA Corporation
         as restated on February 10, 1994 and
         amended on August 11, 1994

10.7     Amendment Number 2 to Executive Deferral
         Plans II

11 Statement regarding weighted average common and common equivalent shares used in computation of per share earnings

13 Portions of Annual Report to Stockholders expressly incorporated by reference into
         Annual Report on Form 10-K

21       Subsidiaries

23       Consent of Ernst & Young LLP, Independent
         Auditors

27       Financial Data Schedule