Form 10-Q
period 1995-03-31
ALZA CORP
filed 1995-05-15
CIK 4310

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


  X   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
- ----- Exchange Act of 1934

For the quarterly period ended  March 31, 1995
                                --------------

                                       or

      Transition Report Pursuant to Section 13 or 15(d) of the
- ----- Securities Exchange Act of 1934

For the transition period from            to
                               ----------    ----------

                  Commission File Number 1-6247
                                         ------

                                   ALZA CORPORATION
              --------------------------------------------------------
               (Exact name of registrant as specified in its charter)


             Delaware                                     77-0142070
 -------------------------------                   ---------------------
 (State or other jurisdiction of                      (I.R.S. Employer
  incorporation or organization)                     Identification No.)

950 Page Mill Road, P.O. Box 10950, Palo Alto, California   94303-0802
- ---------------------------------------------------------   ----------
         (Address of principal executive offices)           (Zip Code)

Registrant's telephone number, including area code (415) 494-5000
                                                   ---------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        Yes   X    No
                            ----      ----

Number of shares outstanding of each of the registrant's classes of common stock as of April 28, 1995:

Common Stock, $.01 par value - 82,106,188 shares

PART I.  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS


                              ALZA CORPORATION
           Condensed Consolidated Statement of Income (unaudited)
                    (In thousands, except per share data)

                                          Three Months Ended March 31,
                                              1995         1994
                                            ---------    ---------
REVENUES:
  Royalties and fees                         $33,962      $32,849
  Research and development                    21,700       14,183
  Net sales                                   18,826       17,893
  Interest and other                           5,752        3,240
                                             -------      -------
    Total revenues                            80,240       68,165

COSTS AND EXPENSES:
  Research and development                    22,242       16,899
  Costs of products shipped                   16,422       13,842
  General, administrative and marketing        8,502        8,110
  Interest and other                           5,595        3,712
                                             -------      -------
    Total costs and expenses                  52,761       42,563
                                             -------      -------

Income before income taxes                    27,479       25,602

Provision for income taxes                    10,442        9,985
                                             -------      -------
Net income                                   $17,037      $15,617
                                             -------      -------
                                             -------      -------
Net income per common and common
  equivalent share                           $   .21      $   .19
                                             -------      -------
                                             -------      -------
Weighted average common and
  common equivalent shares                    82,389       82,304
                                             -------      -------
                                             -------      -------

See accompanying notes.

                              ALZA CORPORATION
              Condensed Consolidated Balance Sheet (unaudited)
                               (In thousands)


                                                         March 31,      December 31,
                                                           1995             1994
                                                         --------       ------------
ASSETS
Current assets:
   Cash and cash equivalents                             $ 85,755         $ 88,844
   Short-term investments                                 270,843          256,084
   Receivables, net                                        91,748           84,879
   Inventories, at cost:
    Raw materials                                          16,379           18,264
    Work in process                                        12,504           10,175
    Finished goods                                          4,571            4,976
                                                         --------         --------
      Total inventories                                    33,454           33,415
   Prepaid expenses and other current assets               27,925           29,211
                                                         --------         --------
      Total current assets                                509,725          492,433

Property, plant and equipment                             323,031          315,688
Less accumulated depreciation and amortization            (72,672)         (70,238)
                                                         --------         --------
   Net property, plant and equipment                      250,359          245,450
Other assets                                               68,512           68,369
                                                         --------         --------
      Total assets                                       $828,596         $806,252
                                                         --------         --------
                                                         --------         --------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                      $  9,925         $ 20,006
   Accrued income taxes                                     9,720            1,418
   Accrued compensation                                     7,455           10,099
   Other current liabilities                               23,689           24,465
                                                         --------         --------
      Total current liabilities                            50,789           55,988

5 1/4% zero coupon convertible subordinated debentures    348,900          344,593
Deferred income taxes                                      20,361           18,513
Other long-term liabilities                                23,450           22,679

Stockholders' equity:
   Common stock and additional paid-in capital            303,622          302,967
   Unrealized losses on available-for-sale securities,
     net of tax effect                                     (4,546)          (7,471)
   Retained earnings                                       86,020           68,983
                                                         --------         --------
      Total stockholders' equity                          385,096          364,479
                                                         --------         --------
      Total liabilities and stockholders' equity         $828,596         $806,252
                                                         --------         --------
                                                         --------         --------

See accompanying notes.

                              ALZA CORPORATION
         Condensed Consolidated Statement of Cash Flows (unaudited)
                                (In thousands)

                                                         Three Months Ended March 31,
                                                            1995               1994
                                                         -----------       ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                              $ 17,037          $ 15,617
   Non-cash adjustments to reconcile net income
     to net cash provided by operating activities:
      Depreciation and amortization                           3,836             2,699
      Interest on 5 1/4% zero coupon convertible
        subordinated debentures                               4,307                 -
      Deferred income taxes                                   1,848             2,234
      (Increase) decrease in assets:
        Receivables                                          (6,869)          (13,857)
        Inventories                                             (39)           (4,161)
        Prepaid expenses and other current assets              (750)              842
      Increase (decrease) in liabilities:
        Accounts payable                                    (10,081)           (1,525)
        Accrued income taxes                                  8,302             5,025
        Accrued compensation                                 (2,644)           (1,454)
        Other current and long-term liabilities                  (5)            2,292
                                                           --------          --------
           Total adjustments                                 (2,095)           (7,905)
                                                           --------          --------
      Net cash provided by operating activities              14,942             7,712

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                      (8,624)           (4,827)
   Purchases of available-for-sale securities               (23,111)          (74,153)
   Sales of available-for-sale securities                    13,313            41,714
   Maturities of available-for-sale securities                    -            36,194
   Increase in cash surrender value-life insurance
     and prepaid premiums                                    (1,051)             (241)
   Decrease in other assets                                     787             1,689
                                                           --------          --------
      Net cash provided by (used in) investing
        activities                                          (18,686)              376

CASH FLOWS FROM FINANCING ACTIVITIES:
   Maturities of short-term debt                                  -              (150)
   Principal payments on long-term debt                           -                (7)
   Issuances of common stock                                    655               821
                                                           --------          --------
      Net cash provided by financing activities                 655               664
                                                           --------          --------
Net increase (decrease) in cash and cash
   equivalents                                               (3,089)            8,752
Cash and cash equivalents at beginning
   of period                                                 88,844            53,683
                                                           --------          --------
Cash and cash equivalents at end
   of period                                               $ 85,755          $ 62,435
                                                           --------          --------
                                                           --------          --------

See accompanying notes.

                                                                ALZA CORPORATION
                                                                  March 31, 1995

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


1.  BASIS OF PRESENTATION

    The information at March 31, 1995 and for the three months ended March 31, 1995 and 1994 is unaudited, but includes all adjustments (consisting only of normal recurring adjustments) which the management of ALZA Corporation ("ALZA") believes necessary for fair presentation of the results for the periods presented. Interim results are not necessarily indicative of results for a full year. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 1994, included in ALZA's 1994 Annual Report to Stockholders.

2.  SHORT-TERM INVESTMENTS

    ALZA has classified its entire investment portfolio, including cash equivalents of $90.4 million at March 31, 1995, as available-for-sale. Although ALZA may not dispose of all of the securities in its investment portfolio within one year, ALZA's investment portfolio is available for current operations and, therefore, has been classified as a current asset. Investments in the available-for-sale category are carried at fair value with unrealized gains and losses recorded as a separate component of stockholders' equity. At March 31, 1995, unrealized losses on available-for-sale securities were $4.5 million, net of a $3.2 million tax effect.

                                                                ALZA CORPORATION
                                                                  March 31, 1995

The following is a summary of ALZA's investment portfolio at March 31, 1995. Gross unrealized gains were immaterial at March 31, 1995 and, as a result, are not shown separately.

                                                 Net          Estimated
                                              Unrealized         Fair
(In thousands)                      Cost        Losses          Value
                                  --------    ----------      ---------
U.S. Treasury securities and
  obligations of U.S.
  government agencies             $178,595     $ (4,902)       $173,693
Collateralized mortgage
  obligations and asset
  backed securities                 41,663         (959)         40,704
Corporate securities               148,739       (1,850)        146,889
                                  --------     --------        --------
                                  $368,997     $ (7,711)       $361,286
                                  --------     --------        --------
                                  --------     --------        --------

     The amortized cost and estimated fair value of debt and marketable equity securities at March 31, 1995, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to prepay certain of the obligations without prepayment penalties.

                                                                  Estimated
                                                                    Fair
(In thousands)                                    Cost              Value
                                               ----------         ---------
Due in one year or less                         $137,902           $137,799
Due after one year through four years             95,889             94,168
Due after four years through eight years         135,206            129,319
                                                --------           --------
                                                $368,997           $361,286
                                                --------           --------
                                                --------           --------

3.  LITIGATION

See Part II, Item 1 of this Quarterly Report on Form 10-Q for a description of legal proceedings.

                                                                ALZA CORPORATION
                                                                  March 31, 1995

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS


    ALZA Corporation ("ALZA" or the "Company") develops, primarily under joint development and commercialization agreements with client companies, a broad range of pharmaceutical products based on ALZA's proprietary therapeutic systems technologies. ALZA's therapeutic systems can often improve the medical value as well as the cost-effectiveness of drug compounds by increasing efficacy, minimizing unpleasant or harmful side effects and/or providing greater patient compliance.

     Therapeutic Discovery Corporation ("TDC"), which commenced operations in 1993, was formed by ALZA for the purpose of selecting and developing new human pharmaceutical products combining ALZA's proprietary drug delivery technologies with various drug compounds, and commercializing such products, most likely through licensing to ALZA. ALZA and TDC currently have more than 20 products in the development pipeline, including several in early clinical evaluation. Additional product candidates are under consideration.

    ALZA markets certain products it has developed and promotes two products under co-promotion arrangements with client companies. ALZA manufactures all or a portion of certain clients' requirements for products developed by ALZA, and also manufactures products marketed by ALZA.

RESULTS OF OPERATIONS

    ALZA's net income was $17.0 million or $.21 per common share for the quarter ended March 31, 1995, compared to net income of $15.6 million or $.19 per common share for the quarter ended March 31, 1994.

                                                                ALZA CORPORATION
                                                                  March 31, 1995

    ALZA's net income currently results primarily from royalties and fees from client companies. Royalties and fees are derived from sales by client companies of products developed jointly with ALZA, and will vary from quarter to quarter as a result of changing levels of product sales by client companies and, occasionally, the receipt by ALZA of certain one-time fees. Because ALZA's clients generally take responsibility for obtaining necessary regulatory approvals and make all marketing and commercialization decisions regarding such products, most of the variables that affect ALZA's royalties and fees are not directly within ALZA's control. In addition, with increasing pressures for cost containment in the U.S. health care system, it can be expected that pharmaceutical product prices, including those of ALZA's royalty-bearing products, will not increase as quickly as they have in the past, and could decrease. Within the next several years, ALZA intends to become less dependent on royalties and fees, as ALZA's sales and marketing activities expand and as ALZA markets more products (including products developed with TDC); however, there can be no assurance that these expanded activities will be successful. Health care cost containment measures will also affect products marketed by ALZA.

    Royalties and fees in the first quarter of 1995 increased to $34.0 million, compared to $32.8 million for the first quarter of 1994, primarily due to royalties on sales by Bayer AG of Adalat CR-Registered Trademark- (which is marketed by Pfizer Inc in the United States as Procardia XL-Registered Trademark-). Royalties and fees for the current quarter were reduced by more than $2 million to reflect additions to a reserve for a potential adjustment in royalty revenue on U.S. sales of Procardia XL-Registered Trademark- due to a U.S. patent issued to Bayer AG. Until a further determination is made regarding this matter, ALZA intends to maintain a reserve sufficient to cover the maximum possible reduction in Procardia XL-Registered Trademark- royalties. Royalties from Procardia XL-Registered Trademark-

                                                                ALZA CORPORATION
                                                                  March 31, 1995

accounted for approximately 50% of ALZA's royalties for the quarter ended March 31, 1995, after the reserve discussed above, and 60% of ALZA's royalties for the quarter ended March 31, 1994. ALZA expects that, in the near term, net income will continue to result primarily from royalty revenue on sales of currently marketed products and additional products recently approved or now awaiting approval by the FDA and other regulatory agencies.

    Research and development revenue of $21.7 million for the quarter ended March 31, 1995 increased 53% from the same period in 1994 due to increased product development activities undertaken on behalf of TDC. Research and development revenue from TDC was $14.1 million and $5.3 million for the quarters ended March 31, 1995 and March 31, 1994, respectively. ALZA and TDC are parties to a development agreement pursuant to which ALZA conducts product development activities on behalf of TDC. ALZA has granted to TDC a royalty-free, perpetual license to use ALZA's proprietary drug delivery technologies to develop and commercialize specified TDC products. Because products in early stages of development generally require lower levels of expenditures, ALZA's research and development revenue from TDC for any product can be expected to be lower during the early stages of development. Research and development expenses for the quarter ended March 31, 1995 increased approximately 32% from the 1994 level, primarily due to increased product development activities on behalf of TDC. As additional products are accepted by TDC into its development pipeline and as products enter later stages of development, ALZA expects its total research and development expenses to increase.

                                                                ALZA CORPORATION
                                                                  March 31, 1995

    Net sales of $18.8 million for the quarter ended March 31, 1995 increased 5% from the same period in 1994, due primarily to increased contract manufacturing activities, offset in part by decreased shipments of Testoderm-Registered Trademark-, which was launched during 1994. Costs of products shipped increased 19% for the current quarter compared to the same period in 1994. Costs of products shipped increased at a greater rate than net sales due in part to proportionately higher shipments of lower margin products during the quarter.

    ALZA's Vacaville manufacturing facility provides substantial manufacturing capacity for ALZA-developed products. Because of the nature of the substantially fixed costs at this facility, costs of products shipped as a percent of net sales may vary significantly from period to period due to the utilization of the facility and the mix of products manufactured. ALZA expects costs of products shipped, as a percent of net sales, to decline over the longer term through increased utilization of capacity, greater operating efficiencies and increased production of ALZA-marketed products.

    General, administrative and marketing expenses of $8.5 million for the quarter ended March 31, 1995 increased 5% from the same period in 1994, due primarily to sales and marketing activities. ALZA expects its general, administrative and marketing expenses to increase slightly during the remainder of 1995 as compared to 1994.

    Interest and other revenue, which consists primarily of interest income, increased from $3.2 million for the quarter ended March 31, 1994 to $5.8 million for the quarter ended March 31, 1995, due to higher invested cash balances and higher interest rates.

    Interest expense for the quarter ended March 31, 1995 increased 51% from the same period in 1994, due to a higher amount of outstanding debt and a higher interest rate on such debt. During the first quarter of 1994, interest expense consisted primarily of interest

                                                                ALZA CORPORATION
                                                                  March 31, 1995

expense on ALZA's $250 million commercial paper program. In mid-1994 ALZA replaced its commercial paper program with approximately $337 million of 5 1/4% zero coupon convertible subordinated debentures.

    ALZA's effective combined federal and state tax rate for the year ended 1994 and the quarter ended March 31, 1995 was 38%.

LIQUIDITY AND CAPITAL RESOURCES

    ALZA invested $8.6 million during the first quarter of 1995 in additions to property, plant and equipment to support its research and development and manufacturing activities. While ALZA believes its current facilities and equipment are sufficient to meet its current operating requirements, ALZA will continue to expand its facilities and equipment to support its long-term requirements.

    ALZA believes that its existing cash balances and investments are adequate to fund its current cash needs. In addition, should the need arise, ALZA believes it would be able to borrow additional funds or raise additional capital in the marketplace. ALZA may consider using its capital to make strategic investments or to acquire or license technology or products. ALZA may also enter into strategic alliances with third parties which could provide additional funding for research and development and support for marketing and sales.

                                                                ALZA CORPORATION
                                                                  March 31, 1995

PART II.  OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS

    In December 1991, a patent infringement suit was filed by Ciba-Geigy ("Ciba") against Marion Merrell Dow Inc. ("MMD") and ALZA in connection with the commercialization of Nicoderm-Registered Trademark-. In October 1994, the Court granted a motion for summary judgment brought by ALZA and MMD, ruling the patent invalid. That ruling cleared ALZA and MMD of liability for infringement of the patent. In November 1994, an appeal was filed by Ciba. During January 1995, ALZA and MMD filed a suit against Ciba and LTS Lohmann Therapy Systems Corporation for infringement of two U.S. patents issued in 1994 to ALZA relating to the transdermal administration of nicotine.

    During January 1994, a suit was filed against ALZA by Cygnus Therapeutic Systems seeking a declaration of unenforceability and invalidity of an ALZA patent relating to the transdermal administration of fentanyl and alleging violation of antitrust laws. In April 1995, the Court granted ALZA's motion to dismiss the lawsuit.

    During 1994, several product liability suits were filed against Janssen Pharmaceutica, Inc. ("Janssen") and ALZA relating to the Duragesic-Registered Trademark- product. Janssen is managing the defense of these suits in consultation with ALZA under an agreement between the parties.

    Historically, the cost of resolution of ALZA's liability (including product liability) claims has not been significant, and ALZA is not aware of any asserted or unasserted claims pending against it, including the suits mentioned above, the resolution of which would have a material adverse impact on the operations or financial position of the Company.

                                                                ALZA CORPORATION
                                                                  March 31, 1995

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

    (a)   Exhibits:

          3.1 Restated Certificate of Incorporation of ALZA Corporation filed with the Delaware Secretary of State on February 14, 1994(1)

          3.2 Composite By-laws of ALZA Corporation as restated on February 10, 1994 and amended on August 11, 1994(2)

         11. Statement regarding weighted average common and common equivalent shares used in computation of per share earnings

         27.   Financial Data Schedule

    (b)   No reports on Form 8-K were filed during the quarter

- ----------------------
(1) Incorporated by reference to ALZA's Form 10-K Annual Report for the year ended December 31, 1993.

(2) Incorporated by reference to ALZA's Form 10-K Annual Report for the year ended December 31, 1994.

                                                                ALZA CORPORATION
                                                                  March 31, 1995

                                   SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             ALZA CORPORATION


Date:  May 12, 1995                  By:  /s/ Dr. Ernest Mario
                                        -----------------------
                                           Dr. Ernest Mario
                                            Co-Chairman and
                                        Chief Executive Officer



Date:  May 12, 1995                  By:  /s/ Bruce C. Cozadd
                                        ------------------------
                                              Bruce C. Cozadd
                                        Vice President and Chief
                                            Financial Officer

                                                                ALZA CORPORATION
                                                                  March 31, 1995

                                  EXHIBIT INDEX

Exhibit
- -------

 11.      Statement regarding weighted average
          common and common equivalent shares
          used in computation of per share
          earnings

 27.      Financial Data Schedule