Form 10-Q
period 1995-06-30
ALZA CORP
filed 1995-08-14
CIK 4310

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

  X       Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
-----     Exchange Act of 1934

For the quarterly period ended          JUNE 30, 1995
                                        -------------

                                       or

          Transition Report Pursuant to Section 13 or 15(d) of the Securities
-----     Exchange Act of 1934

For the transition period from            to
                               ----------    ----------

                          Commission File Number 1-6247
                                                 ------


                                 ALZA CORPORATION
                 ----------------------------------------------
             (Exact name of registrant as specified in its charter)


               DELAWARE                                          77-0142070
-------------------------------------                  -------------------------
 (State or other jurisdiction of                       (I.R.S. Employer
  incorporation or organization)                        Identification No.)

950 PAGE MILL ROAD, P.O. BOX 10950, PALO ALTO, CALIFORNIA        94303-0802
---------------------------------------------------------        ----------
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

Number of shares outstanding of each of the registrant's classes of common stock as of July 31, 1995:

Common Stock, $.01 par value - 82,349,514 shares

PART I.   FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS


                                ALZA CORPORATION
             Condensed Consolidated Statement of Income (unaudited)
                    (In thousands, except per share amounts)

                                                                                   Quarter Ended              Six Months Ended
                                                                                     June 30,                      June 30,
                                                                               1995          1994             1995         1994
                                                                           ----------     ----------       -----------  ----------
REVENUES:
   Royalties and fees                                                       $ 34,230      $ 27,959         $ 68,192     $ 60,808
   Research and development                                                   23,485        17,401           45,185       31,584
   Net sales                                                                  19,180        19,743           38,006       37,636
   Interest and other                                                          6,110         4,046           11,862        7,286
                                                                            --------      --------         --------     --------
      Total revenues                                                          83,005        69,149          163,245      137,314

COSTS AND EXPENSES:
   Research and development                                                   24,144        19,426           46,386       36,325
   Costs of products shipped                                                  16,738        14,176           33,160       28,018
   General, administrative
      and marketing                                                            8,398         7,847           16,900       15,957
   Interest and other                                                          5,580         4,088           11,175        7,800
                                                                            --------      --------         --------     --------
      Total costs and expenses                                                54,860        45,537          107,621       88,100
                                                                            --------      --------         --------     --------

Income before income taxes                                                    28,145        23,612           55,624       49,214

Provision for income taxes                                                    10,695         8,864           21,137       18,849
                                                                            --------      --------         --------     --------
Net income                                                                  $ 17,450      $ 14,748         $ 34,487     $ 30,365
                                                                            --------      --------         --------     --------
                                                                            --------      --------         --------     --------
Net income per common and
   common equivalent share                                                  $    .21      $    .18         $    .42     $    .37
                                                                            --------      --------         --------     --------
                                                                            --------      --------         --------     --------
Weighted average common and
   common equivalent shares                                                   82,413        82,313           82,401       82,309
                                                                            --------      --------         --------     --------
                                                                            --------      --------         --------     --------

See accompanying notes.

                                ALZA CORPORATION
                Condensed Consolidated Balance Sheet (unaudited)
                                 (In thousands)

                                                                                             June 30,      December 31,
ASSETS                                                                                         1995            1994
------                                                                                    -------------  ----------------
Current assets:
   Cash and cash equivalents                                                               $  77,489      $  88,844
   Short-term investments                                                                    305,280        256,084
   Receivables, net                                                                           94,936         84,879
   Inventories, at cost:
      Raw materials                                                                           19,980         18,264
      Work in process                                                                         10,307         10,175
      Finished goods                                                                           4,936          4,976
                                                                                           ---------      ---------
         Total inventories                                                                    35,223         33,415
   Prepaid expenses and other current assets                                                  26,455         29,211
                                                                                           ---------      ---------
         Total current assets                                                                539,383        492,433

Property, plant and equipment                                                                332,082        315,688
Less accumulated depreciation and amortization                                               (75,933)       (70,238)
                                                                                           ---------      ---------
   Net property, plant and equipment                                                         256,149        245,450
Other assets                                                                                  66,737         68,369
                                                                                           ---------      ---------

         Total assets                                                                      $ 862,269      $ 806,252
                                                                                           ---------      ---------
                                                                                           ---------      ---------
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current liabilities:
   Accounts payable                                                                        $  12,331      $  20,006
   Accrued income taxes                                                                        2,224          1,418
   Accrued compensation                                                                        9,490         10,099
   Other current liabilities                                                                  27,656         24,465
                                                                                           ---------      ---------
         Total current liabilities                                                            51,701         55,988

5 1/4% zero coupon convertible subordinated debentures                                       353,303        344,593
Deferred income taxes                                                                         22,436         18,513
Other long-term liabilities                                                                   23,732         22,679

Stockholders' equity:
   Common stock and additional paid-in capital                                               308,174        302,967
   Unrealized losses on available-for-sale securities, net
      of tax effect                                                                             (547)        (7,471)
   Retained earnings                                                                         103,470         68,983
                                                                                           ---------      ---------
         Total stockholders' equity                                                          411,097        364,479
                                                                                           ---------      ---------
         Total liabilities and stockholders' equity                                        $ 862,269      $ 806,252
                                                                                           ---------      ---------
                                                                                           ---------      ---------

See accompanying notes.

                           ALZA CORPORATION
      Condensed Consolidated Statement of Cash Flows (unaudited)
                             (In thousands)

                                                                           Six Months Ended June 30,
                                                                          1995                     1994
                                                                      ------------             -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                           $  34,487                $  30,365
  Non-cash adjustments to reconcile net income
     to net cash provided by operating activities:
        Depreciation and amortization                                      7,217                    6,124
        Interest on 5 1/4% zero coupon convertible
           subordinated debentures                                         8,710                        -
        Deferred income taxes                                              3,923                    3,086
        Increase in assets:
           Receivables                                                   (10,057)                  (8,461)
           Inventories                                                    (1,808)                  (6,510)
           Prepaid expenses and other current assets                      (2,064)                  (1,678)
        Increase (decrease) in liabilities:
           Accounts payable                                               (7,675)                   2,680
           Accrued income taxes                                              806                    3,903
           Accrued compensation                                             (609)                     352
           Accrued and other liabilities                                   4,244                    3,564
                                                                       ----------               ---------
             Total adjustments                                             2,687                    3,060
                                                                       ----------               ---------
        Net cash provided by operating activities                         37,174                   33,425

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                   (17,675)                 (12,867)
  Purchases of available-for-sale securities                            (111,188)                (130,356)
  Sales of available-for-sale securities                                  72,356                   50,613
  Maturities of available-for-sale securities                              1,380                   59,974
  Decrease (increase) in cash surrender value-life
     insurance and prepaid premiums                                          310                   (6,434)
  Decrease in other assets                                                 1,081                    3,184
                                                                       ----------               ---------
        Net cash used in investing activities                            (53,736)                 (35,886)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Maturities of commercial paper, net                                          -                     (105)
  Principal payments on long-term debt                                         -                     (858)
  Issuances of common stock                                                5,207                    5,041
                                                                       ----------               ---------
        Net cash provided by financing activities                          5,207                    4,078
                                                                       ----------               ---------

Net increase (decrease) in cash and cash equivalents                     (11,355)                   1,617
Cash and cash equivalents at beginning of period                          88,844                   53,683
                                                                       ----------               ---------
Cash and cash equivalents at end of period                             $  77,489                $  55,300
                                                                       ----------               ---------
                                                                       ----------               ---------

See accompanying notes.

                                                                ALZA CORPORATION
                                                                   June 30, 1995


NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


1.   BASIS OF PRESENTATION

     The information at June 30, 1995 and for the quarter and six months ended June 30, 1995 and 1994 is unaudited, but includes all adjustments (consisting only of normal recurring adjustments) which the management of ALZA Corporation ("ALZA") believes necessary for fair presentation of the results for the periods presented. Interim results are not necessarily indicative of results for the full year. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 1994 included in ALZA's 1994 Annual Report to Stockholders.

2.   SHORT-TERM INVESTMENTS

     ALZA has classified its entire investment portfolio, including cash equivalents of $79.3 million at June 30, 1995, as available-for-sale. Although ALZA may not dispose of all of the securities in its investment portfolio within one year, ALZA's investment portfolio is available for current operations and, therefore, has been classified as a current asset. Investments in the available-for-sale category are carried at fair value with unrealized gains and losses recorded as a separate component of stockholders' equity. At June 30, 1995, unrealized losses on available-for-sale securities were $0.5 million, net of a $0.4 million tax effect.

                                                                ALZA CORPORATION
                                                                   June 30, 1995


The following is a summary of ALZA's investment portfolio at June 30, 1995.

                                                                               ESTIMATED
                                                UNREALIZED     UNREALIZED         FAIR
(In thousands)                       COST          GAINS          LOSSES          VALUE
                                   ---------    ------------   ------------   --------------
U.S. Treasury securities and
   obligations of U.S.
   government agencies             $175,398        $ 2,238         $(2,826)      $174,810
Collateralized mortgage
   obligations and asset
   backed securities                 42,839            136            (465)        42,510
Corporate securities                167,308            526            (538)       167,296
                                   --------        -------         -------       --------
                                   $385,545        $ 2,900         $(3,829)      $384,616
                                   --------        -------         -------       --------
                                   --------        -------         -------       --------

     The amortized cost and estimated fair value of debt and marketable equity securities at June 30, 1995, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to prepay certain of the obligations without prepayment penalties.

                                                               ESTIMATED
                                                                  FAIR
(In thousands)                                         COST      VALUE
                                                   ---------   ---------
Due in one year or less                            $ 160,785   $ 160,492
Due after one year through four years                123,465     122,470
Due after four years through eight years             101,295     101,654
                                                   ---------   ---------
                                                   $ 385,545   $ 384,616
                                                   ---------   ---------
                                                   ---------   ---------


3.   LITIGATION

See Part II, Item 1 of this Quarterly Report on Form 10-Q.

                                                                ALZA CORPORATION
                                                                   June 30, 1995


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

     ALZA is also developing products under an arrangement with Therapeutic Discovery Corporation ("TDC"). TDC, which commenced operations in 1993, was formed by ALZA for the purpose of selecting and developing new human pharmaceutical products combining ALZA's proprietary drug delivery technologies with various drug compounds, and commercializing such products, most likely through licensing to ALZA. ALZA and TDC currently have more than 20 products in the development pipeline, including several in early clinical evaluation. Additional product candidates are under consideration.

     ALZA markets certain products it has developed and promotes two products under co-promotion arrangements with client companies. ALZA manufactures all or a portion of certain clients' requirements for products developed by ALZA, and also manufactures products marketed by ALZA.


RESULTS OF OPERATIONS

     ALZA's net income was $17.5 million or $0.21 per common share for the quarter ended June 30, 1995 and $34.5 million or $0.42 per common share for the six months ended June 30, 1995, compared to net income of $14.7 million or $0.18 per common

                                                                ALZA CORPORATION
                                                                   June 30, 1995


share for the quarter ended June 30, 1994 and $30.4 million or $0.37 per common share for the six months ended June 30, 1994.

     ALZA's net income currently results primarily from royalties and fees from client companies. Royalties and fees are derived from sales by client companies of products developed jointly with ALZA, and will vary from quarter to quarter as a result of changing levels of product sales by client companies and, occasionally, the receipt by ALZA of certain one-time fees. Because ALZA's clients generally take responsibility for obtaining necessary regulatory approvals and make all marketing and commercialization decisions regarding such products, most of the variables that affect ALZA's royalties and fees are not directly within ALZA's control. In addition, with increasing pressures for cost containment in the U.S. health care system, it can be expected that pharmaceutical product prices, including those of ALZA's royalty-bearing products, will not increase as quickly as they have in the past, and could decrease. Within the next several years, ALZA intends to become less dependent on royalties and fees as ALZA markets more products (including products developed with TDC); however, there can be no assurance that these expanded activities will be successful, due to factors such as the current health care cost containment environment.

     Royalties and fees for the quarter and six months ended June 30, 1995 increased to $34.2 million and $68.2 million, respectively, compared to $28.0 million and $60.8 million for the same periods in 1994, primarily due to royalties on sales by Bayer AG of Adalat CR-Registered Trademark- (which is marketed by Pfizer Inc in the United States as Procardia XL-Registered Trademark-). ALZA began receiving royalties on sales of Adalat CR-Registered Trademark- during the third quarter of 1994. Royalties and fees for the six months ended June 30, 1995 were reduced by approximately $5 million to reflect additions to a reserve for a potential adjustment in

                                                                ALZA CORPORATION
                                                                   June 30, 1995


royalty revenue on U.S. sales of Procardia XL-Registered Trademark- due to a U.S. patent issued to Bayer AG. Until a further determination is made regarding this matter, ALZA intends to maintain a reserve sufficient to cover the maximum potential reduction in Procardia XL-Registered Trademark- royalties as a result of this patent. Royalties from Procardia XL-Registered Trademark- accounted for approximately 40% and 45% of ALZA's royalties for the quarter and six months ended June 30, 1995, respectively, after the reserve discussed above. ALZA expects that, in the near term, net income will continue to result primarily from royalty revenue on sales of currently marketed products and additional products recently approved or now awaiting approval by the U.S. Food and Drug Administration and regulatory agencies in other countries.

     Research and development revenue of $23.5 million for the quarter and $45.2 million for the six months ended June 30, 1995 increased 35% and 43%, respectively, from the same periods in 1994 due to increased product development activities undertaken on behalf of TDC. Research and development revenue from TDC was $14.5 million and $28.6 million for the quarter and six months ended June 30, 1995, respectively, and $7.6 million and $12.9 million for the corresponding periods in 1994. ALZA and TDC are parties to a development agreement pursuant to which ALZA conducts product development activities on behalf of TDC. ALZA has granted to TDC a royalty-free, perpetual license to use ALZA's proprietary drug delivery technologies to develop and commercialize specified TDC products. Because products in early stages of development generally require lower levels of expenditures, ALZA's research and development revenue from TDC for any product can be expected to be lower during the early stages of development. Research and development expenses for the quarter and six months ended June 30, 1995 increased approximately 24% and 28%, respectively, from the same

                                                                ALZA CORPORATION
                                                                   June 30, 1995


periods in 1994, primarily due to increased product development activities on behalf of TDC. As additional products are accepted by TDC into its development pipeline and as products enter later stages of development, ALZA expects both its total research and development revenues and expenses for TDC products to increase.

     Net sales of $19.2 million for the quarter ended June 30, 1995 were slightly lower compared to the corresponding period in 1994, due largely to shipments of launch quantities of Glucotrol XL-Registered Trademark- to Pfizer Inc in the second quarter of 1994. Net sales for the six months ended
June 30, 1995 were relatively flat compared to the same period in 1994. Costs of products shipped increased 18% for the quarter and six months ended
June 30, 1995 over the corresponding periods in 1994 partially due to increased costs associated with ALZA's program to assure compliance with U.S. Food and Drug Administration regulations for Good Manufacturing Practices. Also contributing to the higher costs of products shipped for the six months ended June 30, 1995 were proportionately higher shipments of lower margin products.

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

                                                                ALZA CORPORATION
                                                                   June 30, 1995


     General, administrative and marketing expenses of $8.4 million for the quarter and $16.9 million for the six months ended June 30, 1995 increased 7% and 6%, respectively, compared to the same periods in 1994, due primarily to sales and marketing activities.

     Interest and other revenue, which consists primarily of interest income, increased 51% and 63%, respectively, for the quarter and six months ended June 30, 1995 compared to the same periods in 1994, due to higher invested cash balances and higher interest rates.

     Interest expense for the quarter and six months ended June 30, 1995 increased 36% and 43%, respectively, compared to the same periods in 1994, due to a higher amount of outstanding debt and a higher interest rate on such debt. During the first quarter of 1994, interest expense consisted primarily of interest expense on ALZA's $250 million commercial paper. In mid-1994 ALZA retired its commercial paper program with proceeds from an offering of 5 1/4% zero coupon convertible subordinated debentures.

     ALZA's effective combined federal and state tax rate for the year ended 1994 and the quarter and six months ended June 30, 1995 was 38%.


LIQUIDITY AND CAPITAL RESOURCES

     ALZA invested $17.7 million during the first six months of 1995 in additions to property, plant and equipment to support its research and development and manufacturing activities. While ALZA believes its current facilities and equipment are sufficient to meet its current operating requirements, ALZA will continue to expand its facilities and equipment to support its long-term requirements.

                                                                ALZA CORPORATION
                                                                   June 30, 1995


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

                                                                ALZA CORPORATION
                                                                   June 30, 1995


PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

     In December 1991, a patent infringement suit was filed by Ciba-Geigy ("Ciba") against Marion Merrell Dow Inc., now Hoechst Marion Roussel Inc. ("HMR"), and ALZA in connection with the commercialization of Nicoderm-Registered Trademark-. In October 1994, the Court granted a motion for summary judgment brought by ALZA and HMR, ruling the patent invalid. That ruling cleared ALZA and HMR of liability for infringement of the patent. In November 1994, an appeal was filed by Ciba. During January 1995, ALZA and HMR filed a suit against Ciba and LTS Lohmann Therapy Systems Corporation for infringement of two U.S. patents issued to ALZA in 1994 relating to the transdermal administration of nicotine.

     During January 1994, a suit was filed against ALZA by Cygnus Therapeutic Systems ("Cygnus") seeking a declaration of unenforceability and invalidity of an ALZA patent relating to the transdermal administration of fentanyl and alleging violation of antitrust laws. In April 1995, the Court granted ALZA's motion to dismiss the lawsuit. Cygnus has appealed that ruling.

     Pharmaceutical companies are subject to product liability claims from time to time. During the last two years, six product liability suits have been filed against Janssen Pharmaceutica, Inc. ("Janssen") and ALZA relating to the Duragesic-Registered Trademark- product. Janssen is managing the defense of the Duragesic-Registered Trademark- suits in consultation with ALZA under an agreement between the parties. Historically, the cost of resolution of ALZA's liability (including product liability) claims has not been significant, and ALZA is not aware of any asserted or unasserted claims pending against it, including the suits mentioned above, the

                                                                ALZA CORPORATION
                                                                   June 30, 1995


resolution of which would have a material adverse impact on the operations or financial position of the Company.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     (a)  The annual meeting of stockholders of ALZA was held on May 11, 1995.

     (c) 69,469,148 shares were represented at the annual meeting. Stockholders approved the following proposals:

          (i)       Election of Class II Directors:

                                                VOTES         VOTES
                                                 FOR        WITHHELD
                                             ----------     --------

               Dr. Robert J. Glaser          68,608,542     860,606
               Dean O. Morton                68,691,752     777,396

          (ii) An amendment and restatement of ALZA's 1992 Stock Option Plan to (i) increase by 3,000,000 the number of shares of common stock reserved for issuance under the plan; (ii) to limit the number of shares as to which options may be granted to any participant under the plan in any one year period and in connection with an offer of employment; (iii) to provide for grants of restricted stock under the plan; and (iv) to rename the plan the ALZA Corporation Amended and Restated Stock Plan. There were 54,959,655 votes in favor of the amendment, 11,383,995 votes against, 1,758,172 abstentions and 1,367,326 broker non-votes.

                                                                ALZA CORPORATION
                                                                   June 30, 1995


          (iii) An amendment and restatement of ALZA's 1984 Employee Stock Purchase Plan (i) to increase by 500,000 the number of shares of common stock reserved for issuance under the plan; (ii) to provide for semi-annual (in lieu of annual) purchases and enrollments; and (iii) to rename the plan the ALZA Corporation Amended and Restated Employee Stock Purchase Plan. There were 64,315,853 votes in favor of the amendment, 1,654,361 votes against, 1,753,563 abstentions and 1,745,371 broker non-votes.

          (iv) The ratification of the appointment of Ernst & Young LLP as ALZA's independent auditors for the fiscal year ended December 31, 1995. There were 68,068,969 votes in favor, 948,982 votes against, 451,197 abstentions and no broker non-votes.

          Stockholders rejected a stockholder proposal to recommend that ALZA's Board of Directors take the necessary steps to adopt and implement a policy of cumulative voting for all elections of directors. There were 16,005,051 votes in favor of the amendment, 39,014,464 votes against, 2,288,981 abstentions and 12,160,652 broker non-votes.

                                                                ALZA CORPORATION
                                                                   June 30, 1995


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits:

          3.2 Composite By-laws of ALZA Corporation as restated on February 10, 1994 and amended on August 11, 1994 and February 16, 1995

          10.2 ALZA Corporation Amended and Restated Stock Plan

          11 Statement regarding weighted average common and common equivalent shares used in computation of per share earnings

          27   Financial Data Schedule

     (b)  No reports on Form 8-K were filed during the quarter

                                                                ALZA CORPORATION
                                                                   June 30, 1995


                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        ALZA CORPORATION



Date:  August 11, 1995                  By:       /s/ Dr. Ernest Mario
                                             ------------------------------
                                                  Dr. Ernest Mario
                                                  Co-Chairman and
                                                  Chief Executive Officer




Date:  August 11, 1995                  By:       /s/ Bruce C. Cozadd
                                             ------------------------------
                                                  Bruce C. Cozadd
                                                  Vice President and Chief
                                                  Financial Officer

                                                                ALZA CORPORATION
                                                                   June 30, 1995


                                  EXHIBIT INDEX


EXHIBIT
-------

  3.2 Composite By-laws of ALZA Corporation as restated on February 10, 1994 and amended on August 11, 1994 and February 16, 1995

  10.2    ALZA Corporation Amended and Restated Stock Plan

  11 Statement regarding weighted average common and common equivalent shares used in computation of per share earnings

  27      Financial Data Schedule