Form 10-Q
period 1995-09-30
ALZA CORP
filed 1995-11-14
CIK 4310

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

/ X / Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended          SEPTEMBER 30, 1995
                                        ------------------

                                       or

/   /     Transition Report Pursuant to Section 13 or 15(d) of the Securities
          Exchange Act of 1934

For the transition period from          to
                               --------     --------
                          Commission File Number 1-6247
                                                 ------

                                ALZA CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                        Delaware                                 77-0142070
            --------------------------------                --------------------
             (State or other jurisdiction of                  (I.R.S. Employer
             incorporation or organization)                  Identification No.)


950 Page Mill Road, P.O. Box 10950, Palo Alto, California        94303-0802
---------------------------------------------------------     ----------------
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

                                   Yes /  X /     No /   /

Number of shares outstanding of each of the registrant's classes of common stock as of October 31, 1995:

Common Stock, $.01 par value - 82,488,105 shares

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements
          --------------------


                                ALZA CORPORATION
             Condensed Consolidated Statement of Income (unaudited)
                    (In thousands, except per share amounts)

                                                                      Quarter Ended                        Nine Months Ended
                                                                      September 30,                          September 30,
                                                                1995                 1994               1995               1994
                                                            ----------          ----------          ----------          ----------
REVENUES:
     Royalties and fees                                     $   35,506          $   28,377          $  103,698          $   89,185
     Research and development                                   27,525              17,724              72,710              49,308
     Net sales                                                  16,377              14,226              54,383              51,862
     Interest and other                                          6,190               5,907              18,052              13,193
                                                            ----------          ----------          ----------          ----------
          Total revenues                                        85,598              66,234             248,843             203,548



COSTS AND EXPENSES:
     Research and development                                   26,147              18,694              72,533              55,019
     Costs of products shipped                                  15,422              12,734              48,582              40,752
     General, administrative
          and marketing                                          7,862               8,629              24,762              24,586
     Interest and other                                          6,774               6,140              17,949              13,940
                                                            ----------          ----------          ----------          ----------
          Total costs and expenses                              56,205              46,197             163,826             134,297
                                                            ----------          ----------          ----------          ----------

Income before income taxes                                      29,393              20,037              85,017              69,251

Provision for income taxes                                      11,170               7,527              32,307              26,376
                                                            ----------          ----------          ----------          ----------
Net income                                                  $   18,223          $   12,510          $   52,710          $   42,875
                                                            ----------          ----------          ----------          ----------
                                                            ----------          ----------          ----------          ----------

Net income per common and
     common equivalent share                                $      .22          $      .15          $      .64          $      .52
                                                            ----------          ----------          ----------          ----------
                                                            ----------          ----------          ----------          ----------



Weighted average common and
     common equivalent shares                                   82,843              82,358              82,548              82,325
                                                            ----------          ----------          ----------          ----------
                                                            ----------          ----------          ----------          ----------


See accompanying notes.

                                    ALZA CORPORATION
                     Condensed Consolidated Balance Sheet (unaudited)
                                     (In thousands)

                                                                             September 30,                   December 31,
ASSETS                                                                           1995                            1994
------                                                                       -------------                  ------------
Current assets:
     Cash and cash equivalents                                               $      79,050                  $     88,844
     Short-term investments                                                        326,393                       256,084
     Receivables, net                                                               99,750                        84,879
     Inventories, at cost:
          Raw materials                                                             16,199                        18,264
          Work in process                                                           14,869                        10,175
          Finished goods                                                             2,914                         4,976
                                                                             -------------                  ------------
               Total inventories                                                    33,982                        33,415
     Prepaid expenses and other current assets                                      23,473                        29,211
                                                                             -------------                  ------------
               Total current assets                                                562,648                       492,433

Property, plant and equipment                                                      341,147                       315,688
Less accumulated depreciation and amortization                                     (78,328)                      (70,238)
                                                                             -------------                  ------------
     Net property, plant and equipment                                             262,819                       245,450
Other assets                                                                        68,586                        68,369
                                                                             -------------                  ------------

          Total assets                                                       $     894,053                  $    806,252
                                                                             -------------                  ------------
                                                                             -------------                  ------------

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current liabilities:
     Accounts payable                                                        $       9,852                  $     20,006
     Accrued income taxes                                                            2,413                         1,418
     Accrued compensation                                                           11,413                        10,099
     Deferred revenue                                                               23,125                        16,340
     Other current liabilities                                                       8,174                         8,125
                                                                             -------------                  ------------
          Total current liabilities                                                 54,977                        55,988

5 1/4% zero coupon convertible subordinated debentures                             358,305                       344,593
Deferred income taxes                                                               23,380                        18,513
Other long-term liabilities                                                         24,990                        22,679

Stockholders' equity:
     Common stock and additional paid-in capital                                   310,291                       302,967
     Unrealized gain (loss) on available-for-sale securities,
          net of tax effect                                                            417                        (7,471)
     Retained earnings                                                             121,693                        68,983
                                                                             -------------                  ------------
          Total stockholders' equity                                               432,401                       364,479
                                                                             -------------                  ------------

               Total liabilities and stockholders' equity                    $     894,053                  $    806,252

                                                                             -------------                  ------------
                                                                             -------------                  ------------


See accompanying notes.

                                ALZA CORPORATION
           Condensed Consolidated Statement of Cash Flows (unaudited)
                                 (In thousands)

                                                                            Nine Months Ended September 30,
                                                                               1995                1994
                                                                            ---------           ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                             $  52,710           $  42,875
     Non-cash adjustments to reconcile net income
       to net cash provided by operating activities:
          Depreciation and amortization                                        10,957               9,532
          Interest on 5 1/4% zero coupon convertible
               subordinated debentures                                         13,712               3,661
          Deferred income taxes                                                 4,867               4,345
          (Increase) decrease in assets:
               Receivables                                                    (14,871)            (22,610)
               Inventories                                                       (567)            (10,224)
               Prepaid expenses and other current assets                          246              (1,284)
          Increase (decrease) in liabilities:
               Accounts payable                                               (10,154)             (5,079)
               Accrued income taxes                                               995               5,351
               Accrued compensation                                             1,314               2,066
               Deferred revenue                                                 6,785               7,584
               Accrued and other liabilities                                    2,360               4,034
                                                                            ---------           ---------
                    Total adjustments                                          15,644              (2,624)
                                                                            ---------           ---------
          Net cash provided by operating activities                            68,354              40,251

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                                                     (27,961)            (21,334)
     Purchases of available-for-sale securities                              (147,772)           (293,544)
     Sales of available-for-sale securities                                    83,831             115,831
     Maturities of available-for-sale securities                                7,012             101,074
     Increase in cash surrender value-life
          insurance and prepaid premiums                                       (2,312)             (4,702)
     (Increase) decrease in other assets                                        1,730                (522)
                                                                            ---------           ---------
          Net cash used in investing activities                               (85,472)           (103,197)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net proceeds from 5 1/4% zero coupon convertible
          subordinated debentures                                                   -             328,117
     Maturities of commercial paper, net                                            -            (249,520)
     Principal payments on long-term debt                                           -                (858)
     Issuances of common stock                                                  7,324               5,476
                                                                            ---------           ---------
          Net cash provided by financing activities                             7,324              83,215
                                                                            ---------           ---------

Net increase (decrease) in cash and cash equivalents                           (9,794)             20,269
Cash and cash equivalents at beginning of period                               88,844              53,683
                                                                            ---------           ---------
Cash and cash equivalents at end of period                                 $   79,050          $   73,952
                                                                            ---------           ---------
                                                                            ---------           ---------


See accompanying notes.

                                                                ALZA CORPORATION
                                                              September 30, 1995

Notes to Condensed Consolidated Financial Statements (unaudited)
----------------------------------------------------------------

1.   Basis of Presentation
     ---------------------

     The information at September 30, 1995 and for the quarter and nine months ended September 30, 1995 and 1994 is unaudited, but includes all adjustments (consisting only of normal recurring adjustments) which the management of ALZA Corporation ("ALZA") believes necessary for fair presentation of the results for the periods presented. Interim results are not necessarily indicative of results for the full year. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 1994 included in ALZA's 1994 Annual Report to Stockholders.

2.   Short-term Investments
     ----------------------

     ALZA has classified its entire investment portfolio, including cash equivalents of $71.9 million at September 30, 1995, as available-for-sale. Although ALZA may not dispose of all of the securities in its investment portfolio within one year, ALZA's investment portfolio is available for current operations and, therefore, has been classified as a current asset. Investments in the available-for-sale category are carried at fair value with unrealized gains and losses recorded as a separate component of stockholders' equity. At September 30, 1995, net unrealized gains on available-for-sale securities were $0.4 million, net of a $0.3 million tax effect.

                                                                ALZA CORPORATION
                                                              September 30, 1995

The following is a summary of ALZA's investment portfolio at September 30, 1995.

                                                                                                                         Estimated
                                                                                          Unrealized     Unrealized        Fair
(In thousands)                                                                Cost           Gains         Losses          Value
                                                                            --------       --------       --------       ---------
U.S. Treasury securities and
     obligations of U.S.
     government agencies                                                   $  181,946    $    1,383     $   (1,693)    $  181,636
Collateralized mortgage
     obligations and asset
     backed securities                                                         42,274           109           (390)        41,993
Corporate securities                                                          173,384         1,696           (397)       174,683
                                                                           ----------    ----------     ----------     ----------
                                                                           $  397,604    $    3,188     $   (2,480)    $  398,312
                                                                           ----------    ----------     ----------     ----------
                                                                           ----------    ----------     ----------     ----------


     The amortized cost and estimated fair value of debt and marketable equity securities at September 30, 1995, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to prepay certain of the obligations without prepayment penalties.


                                                                  Estimated
                                                                    Fair
(In thousands)                                       Cost           Value
                                                 ----------       ----------
Due in one year or less                          $   91,618       $   91,605
Due after one year through four years               128,656          128,342
Due after four years through eight years            177,330          178,365
                                                 ----------       ----------
                                                 $  397,604       $  398,312
                                                 ----------       ----------
                                                 ----------       ----------


3.   Litigation
     ----------

See Part II, Item 1 of this Quarterly Report on Form 10-Q.

                                                                ALZA CORPORATION
                                                              September 30, 1995


Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations
          -------------------------------------------------


     ALZA Corporation ("ALZA" or the "Company") develops, primarily under joint development and commercialization agreements with ALZA's client companies, including Therapeutic Discovery Corporation, a broad range of pharmaceutical products based on ALZA's proprietary therapeutic systems technologies. ALZA's therapeutic systems can often improve the medical value as well as the cost-effectiveness of drug compounds by increasing efficacy, minimizing unpleasant or harmful side effects and/or providing greater patient compliance.

     ALZA is developing multiple products under an arrangement with Therapeutic Discovery Corporation ("TDC"). TDC, which commenced operations in 1993, was formed by ALZA for the purpose of selecting and developing new human pharmaceutical products combining ALZA's proprietary drug delivery technologies with various drug compounds, and commercializing such products, most likely through licensing to ALZA. ALZA and TDC currently have more than 20 products in the development pipeline, including several in early clinical evaluation. Additional product candidates are under consideration.

     ALZA markets certain products it has developed and promotes two products under co-promotion arrangements with client companies. ALZA manufactures all or a portion of certain clients' requirements for products developed by ALZA, and also manufactures products marketed by ALZA.

                                                                ALZA CORPORATION
                                                              September 30, 1995


RESULTS OF OPERATIONS

     ALZA's net income was $18.2 million or $0.22 per common share for the quarter ended September 30, 1995 compared to net income of $12.5 million or $0.15 per common share for the quarter ended September 30, 1994. The results for both periods include charges for a royalty reserve, discussed below, but the results are not directly comparable because the charge taken during the quarter ended September 30, 1994 covered prior periods. Net income for the nine months ended September 30, 1995 was $52.7 million, or $0.64 per common share compared to net income of $42.9 million or $0.52 per common share for the nine months ended September 30, 1994.

     ALZA's net income currently results primarily from royalties and fees from client companies. Royalties and fees are derived from sales by client companies of products developed jointly with ALZA, and will vary from quarter to quarter as a result of changing levels of product sales by client companies and, occasionally, the receipt by ALZA of certain one-time fees. Because ALZA's clients generally take responsibility for obtaining necessary regulatory approvals and make all marketing and commercialization decisions regarding such products, most of the variables that affect ALZA's royalties and fees are not directly within ALZA's control. In addition, with increasing pressures for cost containment in the United States health care system, it can be expected that pharmaceutical product prices, including those of ALZA's royalty-bearing products, will not increase as quickly as they have in the past, and could decrease. Within the next several years, ALZA intends to become less dependent on royalties and fees as ALZA markets more products (including products developed with TDC); however, there can be no assurance that these expanded activities will be successful, due to factors such as the risks of product development, the

                                                                ALZA CORPORATION
                                                              September 30, 1995

length of the regulatory approval process, acceptance of products by the intended markets, and the current health care cost containment environment.

     Royalties and fees for the quarter and nine months ended September 30, 1995 increased to $35.5 million and $103.7 million, respectively, compared to $28.4 million and $89.2 million for the same periods in 1994. Royalties from sales by Bayer AG of Adalat CR-Registered Trademark- (which is marketed by Pfizer Inc in the United States as Procardia XL-Registered Trademark-) and sales of Glucotrol XL-Registered Trademark- by Pfizer Inc, among other products, contributed to the growth in royalties and fees. Royalties and fees for the quarter and nine months ended September 30, 1994 were reduced by approximately $6 million to establish a reserve for a potential adjustment in royalty revenue on U.S. sales of Procardia XL-Registered Trademark- for the period from November 1993 through September 1994 due to a U.S. patent issued to Bayer AG. Royalties and fees for the quarter and nine months ended September 30, 1995 reflect reductions of approximately $2 million and $7 million, respectively, to account for the reserve. Until a further determination is made regarding this matter, ALZA intends to maintain a reserve sufficient to cover the maximum potential reduction in Procardia XL-Registered Trademark- royalties as a result of the Bayer AG patent. Royalties from Procardia XL-Registered Trademark- accounted for approximately 45% of ALZA's royalties and fees for both the quarter and nine months ended September 30, 1995 after taking into account the reserve. ALZA expects that, in the near term, net income will continue to result primarily from royalty revenue on sales of currently marketed products and additional products that were recently approved or are now awaiting approval by the U.S. Food and Drug Administration and regulatory agencies in other countries.

                                                                ALZA CORPORATION
                                                              September 30, 1995


     Research and development revenue of $27.5 million for the quarter ended September 30, 1995 and $72.7 million for the nine months ended September 30, 1995 represent increases of 55% and 47%, respectively, from the same periods in 1994 due to increased product development activities undertaken on behalf of TDC. Research and development revenue from TDC was $18.4 million and $47.0 million for the quarter and nine months ended September 30, 1995, respectively, and $8.1 million and $21.1 million for the corresponding periods in 1994. ALZA and TDC are parties to a development agreement pursuant to which ALZA conducts product development activities on behalf of TDC. ALZA has granted to TDC a royalty-free, perpetual license to use ALZA's proprietary drug delivery technologies to develop and commercialize specified TDC products. Because products in early stages of development generally require lower levels of expenditures, ALZA's research and development revenue from TDC for any product can be expected to be lower during the early stages of development. During the quarter, ALZA and Wyeth-Ayerst terminated the remaining activities under their November 1991 multi-product development agreement. Development of one product with Wyeth-Ayerst continues under a separate arrangement. During the course of the collaboration, early development activities were undertaken on several products which the parties ultimately determined not to pursue for commercial or technical considerations.

     Research and development expenses for the quarter and nine months ended September 30, 1995 increased approximately 40% and 32%, respectively, from the same periods in 1994, primarily due to increased product development activities on behalf of TDC. As additional products are accepted by TDC into its development pipeline and as

                                                                ALZA CORPORATION
                                                              September 30, 1995

products enter later stages of development, ALZA expects both its research and development revenues and expenses attributable to TDC products to continue at current levels or to increase.

     Net sales of $16.4 million and $54.4 million for the quarter and nine months ended September 30, 1995 increased 15% and 5%, respectively, compared to the corresponding periods in 1994, due largely to increased contract manufacturing activities. Costs of products shipped increased 21% and 19% for the quarter and nine months ended September 30, 1995, respectively, compared to the corresponding periods in 1994 primarily due to increased manufacturing costs including costs associated with ALZA's ongoing quality assurance activities.

     ALZA's Vacaville manufacturing facility provides substantial manufacturing capacity for ALZA-developed products. Because of the nature of the substantially fixed costs at this facility, costs of products shipped as a percent of net sales may vary significantly from period to period due to the utilization of the facility and the mix of products manufactured. ALZA expects costs of products shipped as a percent of net sales to decline over the longer term through increased utilization of capacity, greater operating efficiencies and increased sales of ALZA-marketed products.

     General, administrative and marketing expenses of $7.9 million for the quarter ended September 30, 1995 decreased 9% compared to the third quarter of 1994. The decrease resulted from certain one-time or infrequent fluctuations in general and administrative expenses and is not expected to be indicative of any trend. General, administrative and

                                                                ALZA CORPORATION
                                                              September 30, 1995


marketing expenses for the nine months ended September 30, 1995 were relatively flat compared to the same period in 1994.

     Interest and other revenue, which consists primarily of interest income, increased 5% and 37%, respectively, for the quarter and nine months ended September 30, 1995 compared to the same periods in 1994, due to higher invested cash balances and higher interest rates.

     Through the first half of 1994 interest expense consisted primarily of interest expense on ALZA's $250 million of commercial paper. During the third quarter of 1994, ALZA retired its commercial paper with proceeds from an offering of 5 1/4% zero coupon convertible subordinated debentures. Interest expense for the third quarter of 1995 increased 10% as compared to the corresponding quarter in 1994 primarily because of the increasing balance of the 5 1/4% zero coupon convertible subordinated debentures, reflecting the additional original issue discount accrued. For the nine months ended September 30, 1995, interest expense increased 29% compared to the same period in 1994 due to the higher amount of outstanding debt and a higher interest rate on such debt.

     ALZA's effective combined federal and state tax rate for the periods presented was 38%.

LIQUIDITY AND CAPITAL RESOURCES

     ALZA invested $28.0 million during the first nine months of 1995 in additions to property, plant and equipment to support its research and development and manufacturing activities. While ALZA believes its current facilities and equipment are sufficient to meet its

                                                                ALZA CORPORATION
                                                              September 30, 1995


current operating requirements, ALZA intends to expand its facilities and equipment to support its medium-term and long-term requirements.

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

                                                                ALZA CORPORATION
                                                              September 30, 1995


PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings
          -----------------

     In December 1991, a patent infringement suit was filed by Ciba-Geigy ("Ciba") against Marion Merrell Dow Inc., now Hoechst Marion Roussel Inc. ("HMR"), and ALZA in connection with the commercialization of Nicoderm-Registered Trademark-. In October 1994, the District Court granted a motion for summary judgment brought by ALZA and HMR, ruling the Ciba patent invalid. During October 1995, the Court of Appeals for the Federal Circuit upheld the most significant portions of the summary judgment decision, and sent back to the District Court the issue of validity of certain other more limited claims. ALZA believes that these narrower claims are invalid and do not cover the Nicoderm-Registered Trademark-product. During January 1995, ALZA and HMR filed a separate suit against Ciba and LTS Lohmann Therapy Systems Corporation for infringement of two U.S. patents issued to ALZA in 1994 relating to the transdermal administration of nicotine.

      During January 1994, a suit was filed against ALZA by Cygnus Therapeutic Systems ("Cygnus") seeking a declaration of unenforceability and invalidity of an ALZA patent relating to the transdermal administration of fentanyl and alleging violation of antitrust laws. In April 1995, the Court granted ALZA's motion to dismiss the lawsuit. Cygnus has appealed that ruling.

      Pharmaceutical companies are subject to product liability claims from time to time. During the last two years, several product liability suits have been filed against Janssen Pharmaceutica, Inc. ("Janssen") and ALZA relating to the Duragesic-Registered Trademark- product. Janssen is managing the defense of the Duragesic-Registered Trademark- suits in consultation with ALZA under an

                                                                ALZA CORPORATION
                                                              September 30, 1995



agreement between the parties. Historically, the cost of resolution of ALZA's liability (including product liability) claims has not been significant, and ALZA is not aware of any asserted or unasserted claims pending against it, including the suits mentioned above, the resolution of which would have a material adverse impact on the operations or financial position of the Company.

                                                                ALZA CORPORATION
                                                              September 30, 1995


Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------

     (a)  Exhibits:

          11 Statement regarding weighted average common and dilutive common equivalent shares used in computation of per share earnings

          27   Financial Data Schedule

(b)  No reports on Form 8-K were filed during the quarter

                                                                ALZA CORPORATION
                                                              September 30, 1995


                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             ALZA CORPORATION



Date:  November 13, 1995                By:       /s/ Ernest Mario
                                            ------------------------------------
                                                  Dr. Ernest Mario
                                                  Co-Chairman and
                                             Chief Executive Officer



Date:  November 13, 1995                By:       /s/ Bruce C. Cozadd
                                           ------------------------------------
                                                  Bruce C. Cozadd
                                             Vice President and Chief
                                                  Financial Officer

                                                                ALZA CORPORATION
                                                              September 30, 1995


                                  EXHIBIT INDEX


       Exhibit
       -------
         11 Statement regarding weighted average common and dilutive common equivalent shares used in computation of per share earnings

         27         Financial Data Schedule

                                                                ALZA CORPORATION
                                                              September 30, 1995


                                   EXHIBIT 11

         Statement Regarding Weighted Average Common and Dilutive Common
          Equivalent Shares Used in Computation of Per Share Earnings
                                 (In thousands)


                                                                                  Primary
                                              ------------------------------------------------------------------------------
                                                     Quarter Ended September 30,           Nine Months Ended September 30,
                                                       1995                1994                1995                1994
                                                     --------            --------            --------            --------
Common stock                                          82,378              81,914              82,205              81,772
$25 warrants                                               -                   -                   -                   -
$65 warrants                                               -                   -                   -                   -
5 1/4% zero coupon
     convertible
     subordinated
     debentures                                            -                   -                   -                   -
Stock options                                            465                 444                 343                 553
                                                     --------            --------            --------            --------
Average shares                                        82,843              82,358              82,548              82,325
                                                     --------            --------            --------            --------
                                                     --------            --------            --------            --------


                                                                               Fully Diluted
                                              ------------------------------------------------------------------------------
                                                     Quarter Ended September 30,           Nine Months Ended September 30,
                                                       1995                1994                1995                1994
                                                     --------            --------            --------            --------
Common stock                                          82,378              81,914              82,205              81,772
$25 warrants                                               -                   -                   -                   -
$65 warrants                                               -                   -                   -                   -
5 1/4% zero coupon
     convertible
     subordinated
     debentures                                            -                   -                   -                   -
Stock options                                            465                 444                 411                 553
                                                     --------            --------            --------            --------
Average shares                                        82,843              82,358              82,616              82,325
                                                     --------            --------            --------            --------
                                                     --------            --------            --------            --------


                                                                ALZA CORPORATION
                                                              September 30, 1995

     Primary and fully diluted earnings per share are based on weighted average common and dilutive common equivalent shares, including ALZA common stock, warrants and options, for the period each was outstanding. The 5 1/4% zero coupon convertible subordinated debentures (issued in July 1994) are considered common stock equivalents; they were antidilutive for the quarter and nine months ended September 30, 1994 and 1995.

     Fully diluted earnings per share are not presented on the face of the condensed consolidated statement of income (unaudited) since dilution is less than 3% for each period presented.