Form 10-K405
period 1995-12-31
ALZA CORP
filed 1996-04-01
CIK 4310

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

[X]                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995

                         COMMISSION FILE NUMBER 1-6247

                                ALZA CORPORATION
                         ------------------------------
             (Exact name of registrant as specified in its charter)

                        DELAWARE                                     77-0142070
- --------------------------------------------------------  ---------------------------------
    (State or other jurisdiction of incorporation or       (I.R.S. Employer Identification
                     organization)                                      No.)

   950 PAGE MILL ROAD, P.O. BOX 10950, PALO ALTO, CA                 94303-0802
- --------------------------------------------------------  ---------------------------------
        (Address of principal executive offices)                     (Zip Code)

       Registrant's telephone number, including area code: (415) 494-5000

Securities registered pursuant to Section 12(b) of the Act:

                                                                                   NAME OF EACH EXCHANGE
TITLE OF EACH CLASS                                                                ON WHICH REGISTERED
- ---------------------------------------------------------------------------------  -------------------------------
Common Stock                                                                       New York Stock Exchange
Liquid Yield Option-TM- (Notes due 2014                                            New York Stock Exchange
 (Zero Coupon-Subordinated)

          Securities registered pursuant to Section 12(g) of the Act:

Units including ALZA Corporation Warrants (to purchase Common Stock at $65 per share)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

    State the aggregate market value of the voting stock held by non-affiliates of the registrant, as of March 15, 1996: $2,640,251,008.

    Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of March 15, 1996:

TITLE OF CLASS                                                               NUMBER OF SHARES
- ---------------------------------------------------------------------------  -----------------
Common Stock                                                                       84,137,470

                      DOCUMENTS INCORPORATED BY REFERENCE

    Part II, Items 5, 6, 7 and 8 are incorporated by reference to the registrant's Annual Report to Stockholders for the year ended December 31, 1995;
Part III, Items 10, 11, 12 and 13 are incorporated by reference to the definitive proxy statement for the registrant's Annual Meeting of Stockholders to be held on May 23, 1996.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                    ALZA CORPORATION FORM 10-K ANNUAL REPORT
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995

                               TABLE OF CONTENTS

                                                                                                                PAGE
                                                                                                                -----
PART I

Item 1.       Business.....................................................................................           3

Item 2.       Properties...................................................................................          13

Item 3.       Legal Proceedings............................................................................          13

Item 4.       Submission of Matters to a Vote of Security Holders..........................................          13

Executive Officers of the Registrant.......................................................................          14

PART II

Item 5.       Market for Registrant's Common Equity and Related Stockholder Matters........................          15

Item 6.       Selected Financial Data......................................................................          15

Item 7.       Management's Discussion and Analysis of Financial Condition and Results of Operations........          15

Item 8.       Financial Statements and Supplementary Data..................................................          15

Item 9.       Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.........          15

PART III

Item 10.      Directors and Executive Officers of the Registrant...........................................          15

Item 11.      Executive Compensation.......................................................................          15

Item 12.      Security Ownership of Certain Beneficial Owners and Management...............................          15

Item 13.      Certain Relationships and Related Transactions...............................................          15

PART IV

Item 14.      Exhibits, Financial Statement Schedules, and Reports on Form 8-K.............................          16

                                     PART I

ITEM 1.  BUSINESS

INTRODUCTION

    ALZA Corporation ("ALZA") is a leader in the development and commercialization of innovative pharmaceutical products that incorporate drugs into advanced dosage forms designed to provide controlled, predetermined rates of drug release for extended time periods. By administering drugs in preset patterns and by alternative routes, ALZA's advanced dosage forms, called therapeutic systems, can add to the medical and economic value of drug therapies by minimizing their unpleasant or harmful side effects, optimizing their beneficial actions, simplifying drug therapy, and increasing patient compliance by decreasing the frequency with which medication must be administered. ALZA was incorporated under the laws of the State of California on June 11, 1968, and changed its legal domicile from California to Delaware in 1987. ALZA's mailing address is 950 Page Mill Road, P.O. Box 10950, Palo Alto, CA 94303-0802.

    Historically, most of ALZA's product development activities have been undertaken pursuant to joint development and commercialization arrangements with pharmaceutical companies. These agreements normally provide for the pharmaceutical company client to reimburse ALZA for costs incurred in product development and clinical evaluation of a specified product, including a portion of general and administrative expenses. The client receives marketing rights to the product, and ALZA receives royalties based on the client's sales of the product. In some cases ALZA manufactures all or a portion of the client's requirements for the product; in other cases the client manufactures the product. Among the ALZA-developed products commercialized to date by client companies are Procardia XL-Registered Trademark- for the treatment of angina and hypertension, Duragesic-Registered Trademark- for the management of severe chronic pain, Transderm-Nitro-Registered Trademark- for the prevention and treatment of angina and Nicoderm-Registered Trademark- for use as an aid in smoking cessation.

    The United States health care industry has changed dramatically in the last several years. Pharmaceutical companies have slashed sales forces, acquired pharmacy benefit companies, and built alliances in an effort to cut costs, ensure market share, and improve research and development productivity. In this environment, every new pharmaceutical product must add value to the health care marketplace.

    Beginning in the early 1990's and accelerating over the past several years, ALZA has embarked on a three-part strategy to capitalize on the opportunities created by the new health care marketplace. First, ALZA has continued its traditional product development arrangements with client companies. Second, ALZA has expanded its commercialization capabilities and activities as described under "ALZA Pharmaceuticals" below. As part of its strategy to expand its commercialization activities and in order to decrease ALZA's dependence on client companies, in 1993 ALZA formed Therapeutic Discovery Corporation ("TDC") to develop, with ALZA, a pipeline of products for commercialization by ALZA. At the end of 1995, ALZA and TDC had more than 20 products in various stages of development, including several in clinical evaluation. (See "Therapeutic Discovery Corporation" below.) Third, in order to extend ALZA's leadership in drug delivery technology ALZA formed the ALZA Technology Institute ("ATI") in 1994. ATI is increasing ALZA's investment in the research and development of therapeutic systems, including systems for the delivery of biotechnology compounds and for use in gene therapy.

NOTICE CONCERNING FORWARD-LOOKING STATEMENTS

    Some of the statements made in this Form 10-K are forward-looking in nature, including but not limited to ALZA's product development plans, plans concerning the commercialization of products, and other statements that are not historical facts. The occurrence of the events described, and the achievement of the intended results, are subject to the future occurrence of many events, some or all of which are not predictable or within ALZA's control; therefore, actual results may differ materially from those anticipated in any forward-looking statements. Many risks and uncertainties are inherent in the pharmaceutical industry; others are more specific to ALZA's business. Many of the significant risks related to ALZA's business are described in this Form 10-K, including risks associated with technology and product development, risks relating to clinical development and medical acceptance of products, changes in the health care marketplace, patent and intellectual property matters, regulatory and manufacturing issues, and risks associated with competition from other companies.

ALZA TECHNOLOGIES AND PRODUCTS

    TRANSDERMAL SYSTEMS. ALZA's transdermal therapeutic systems provide for the controlled delivery of drugs directly into the bloodstream through intact skin. Transdermal systems are well suited for the delivery of potent drugs that are poorly absorbed and/or extensively metabolized when administered orally. ALZA's transdermal products are thin, multilayer systems, in the form of small adhesive patches, that combine a drug reservoir with a polymer membrane or other mechanism for the control of drug release to the surface of intact skin, and hence into the bloodstream.

    The transdermal products developed by ALZA and marketed in the United States and/or other countries include:

    - TRANSDERM SCOP-REGISTERED TRADEMARK- (scopolamine) -- Applied once every three days to prevent motion sickness, marketed by Ciba-Geigy Corporation (together with its affiliates, "Ciba-Geigy").

    - TRANSDERM-NITRO-REGISTERED   TRADEMARK-    (nitroglycerin)   --    Applied
      once-a-day for the prevention and treatment of angina pectoris, also marketed by Ciba-Geigy.

    - CATAPRES-TTS-REGISTERED TRADEMARK- (clonidine) -- Applied once-a-week for the treatment of high blood pressure, marketed by Boehringer Ingelheim Pharmaceutical, Inc. ("Boehringer").

    - DURAGESIC-REGISTERED TRADEMARK- (fentanyl) -- A 72-hour system for management of chronic pain in patients who require continuous opioid analgesia for pain that cannot be controlled by lesser means, marketed by Janssen Pharmaceutica, Inc. (together with its affiliates, "Janssen") and co-promoted by ALZA Pharmaceuticals.

    - NICODERM-REGISTERED TRADEMARK- (nicotine) -- Applied once-a-day to aid in smoking cessation, marketed by Hoechst Marion Roussel Inc. ("HMR").

    - TESTODERM-REGISTERED TRADEMARK- (testosterone) -- Applied once-a-day for testosterone replacement in testosterone-deficient men, marketed by ALZA Pharmaceuticals.

    The Testoderm-Registered Trademark- product was launched in the United States by ALZA Pharmaceuticals in April 1994. ALZA developed the product for ALZA TTS Research Partners, Ltd., which receives royalties from ALZA based on sales of the product. The product is expected to be marketed outside the United States by distributors. A number of additional transdermal products are in various stages of development and clinical testing with TDC and other client companies.

    ORAL SYSTEMS. ALZA has developed several therapeutic systems for oral administration. ALZA's OROS-Registered Trademark- products resemble conventional tablets or capsules in appearance, but use an osmotic mechanism to provide pre-programmed, controlled drug delivery to the gastrointestinal tract. An OROS-Registered Trademark- product is comprised of a polymer membrane with one or more laser-drilled holes surrounding a core containing the drug or drugs, with or without osmotic or other agents. Water from the gastrointestinal tract diffuses through the membrane at a controlled rate into the drug core, causing the drug to be released in solution or suspension at a predetermined controlled rate out of the laser-drilled hole(s). OROS-Registered Trademark- systems are well suited for delivering drug compounds throughout the gastrointestinal tract in programmed delivery for local treatment or systemic absorption.

    The OROS-Registered Trademark- products developed by ALZA and marketed in the United States and/or other countries include:

    - PROCARDIA XL-REGISTERED TRADEMARK- / ADALAT CR-REGISTERED TRADEMARK- (nifedipine) -- A once-a-day formulation for the treatment of both angina and hypertension, marketed by Pfizer Inc., ("Pfizer") in the United States and Bayer AG ("Bayer") outside the United States.

    - MINIPRESS XL-REGISTERED TRADEMARK- / ALPRESS-REGISTERED TRADEMARK- LP (prazosin) -- A once-a-day formulation for the treatment of hypertension, marketed in France by Pfizer and approved for marketing in the United States.

    - VOLMAX-REGISTERED TRADEMARK- (albuterol) -- A twice daily dosage form for the treatment of asthma, marketed by Muro Pharmaceuticals, Inc. and Forest Laboratories, Inc. in the United States and Glaxo Holdings p.l.c. internationally.

    - EFIDAC 24-REGISTERED TRADEMARK- PSEUDOEPHEDRINE -- An over-the-counter, once-a-day nasal decongestant product, marketed in the United States by Ciba Self-Medication, a subsidiary of Ciba-Geigy.

    - EFIDAC 24-REGISTERED TRADEMARK- CHLORPHENIRAMINE -- An over-the-counter, once-a-day allergy product, marketed in the United States by Ciba Self-Medication.

    - GLUCOTROL XL-REGISTERED TRADEMARK- (glipizide) -- A once-a-day treatment for Type II diabetes, marketed in the United States by Pfizer and co-promoted by ALZA Pharmaceuticals.

Covera-HS-Registered Trademark-, a controlled-release version of the anti-hypertensive/anti-anginal medication verapamil, has been cleared for marketing in the United States by the Food and Drug Administration ("FDA"). The product was developed jointly by ALZA and G.D. Searle ("Searle"), and is expected to be launched by Searle in mid-1996. DynaCirc
CR-Registered Trademark-, a controlled-release version of the anti-hypertensive medication isradipine, has also been cleared for marketing in the United States by the FDA. This product was developed jointly by ALZA and Sandoz Ltd. ("Sandoz"). Sandoz has announced plans to launch the product in mid-1996. Efidac 24-Registered Trademark- Pseudoephedrine/Brompheniramine, a once-a-day over-the-counter cold/allergy treatment, has received an approvable letter from the FDA. Once final approval is obtained, the product will be marketed by Ciba Self-Medication. A number of additional OROS-Registered Trademark- products are in various stages of development and testing with TDC and other client companies.

    In addition to the OROS-Registered Trademark- systems described above, ALZA is currently utilizing other proprietary osmotic technologies in the development of products. These technologies include:

    - CHRONSET-REGISTERED TRADEMARK- -- ALZA's Chronset-Registered Trademark-therapeutic system, currently in development for oral delivery of compounds including proteins and peptides, provides for a predetermined delay in the release of active compounds from an orally administered capsule in order to target the location of release or for bolus delivery.

    - MOTS -- ALZA's mucosal oral therapeutic system uses oral osmotic technology to deliver drugs to the oral cavity for extended periods of time. These systems are designed to be retained in the mouth to administer drugs either systemically or topically.

    PERIODONTAL PRODUCTS. The Actisite-Registered Trademark- (tetracycline HCl) periodontal fiber was developed jointly with On-Site Therapeutics, Inc. The thread-like polymeric fibers are designed to treat adult periodontal disease by providing rate-controlled delivery of tetracycline for ten days after placement in the periodontal pocket by a dental practitioner. The product was introduced in the United States in July 1994 by a partnership of ALZA and Procter & Gamble (the "ALZA/P&G Partnership"). ALZA has the rights to market the Actisite-Registered Trademark- product in most countries outside of the United States, and is marketing the product, through distributors, in several European countries (see "ALZA Pharmaceuticals" below). The product is manufactured by ALZA.

    Procter and Gamble ("P&G"), pursuant to the ALZA/P&G Partnership, has also licensed for sale in Europe a bioerodible product called the Perio Chip-Registered Trademark-, which delivers chlorhexedine for the treatment of periodontal disease. The product, licensed by P&G from Perio Products Ltd., an Israeli company, is awaiting regulatory approval in the United Kingdom and other Western European countries. P&G will market the product, and ALZA and P&G will share equally the profits from P&G's sales of the product.

    BAXTER INFUSOR-REGISTERED TRADEMARK- -- The Baxter
Infusor-Registered Trademark-, a lightweight, disposable device for intravenous therapy, resulted from a joint development arrangement between ALZA and Baxter International Inc. ("Baxter"). The product is manufactured and marketed by Baxter in the United States, Europe and Asia for the delivery of chemotherapeutic agents and analgesics.

    OTHER ALZA PRODUCTS. Three product lines developed by ALZA in its earlier years are marketed directly by ALZA Pharmaceuticals in the United States, and in other countries under distribution agreements with third parties. Those products are:

    - OCUSERT-REGISTERED TRADEMARK- -- Ocusert-Registered Trademark- (pilocarpine) Pilo-20 and Pilo-40 ocular therapeutic systems are used for the treatment of glaucoma.

    - PROGESTASERT-REGISTERED TRADEMARK- -- The
      Progestasert-Registered Trademark- (progesterone) intrauterine contraceptive device provides contraception for one year by releasing the natural hormone progesterone.

    - ALZET-REGISTERED TRADEMARK- -- ALZET-Registered Trademark- mini-osmotic pumps are implantable, capsule-shaped units that can deliver solutions containing a wide range of agents in laboratory animals at controlled rates for up to four weeks.

    E-TRANS-SM- SYSTEMS. ALZA's E-TRANS-SM- electrotransport systems are designed to deliver drugs across intact skin through the use of an electrical potential gradient. ALZA's E-TRANS-SM- systems are small, easy-to-apply devices consisting of an adhesive, a drug reservoir, electrodes and a power source/ controller. The systems are designed to deliver large molecules (including proteins and peptides) and potent drugs that are poorly absorbed or extensively metabolized in the gastrointestinal tract. ALZA has several products utilizing this technology under development, including an E-TRANS-SM- fentanyl product under development with Janssen.

    DUROS-SM- SYSTEMS. ALZA's DUROS-SM- implant technology is designed to enable the delivery of peptides, proteins and other bioactive macromolecules arising from the biotechnology industry. Osmotic implantable systems incorporating DUROS-SM- implant technology have the potential to deliver macromolecules to subcutaneous sites for systemic therapy or to specific tissues; a single miniature implant may be able to provide therapy for up to one year.

    VETERINARY PRODUCTS. ALZA has under development for client companies veterinary products based on various technologies. These technologies include ruminal bolus osmotic systems and implantable osmotic systems. Ivomec-SR-Registered Trademark-, a product combining the antiparasitic agent ivermectin with ALZA's ruminal bolus technology, controls internal and external parasites in cattle on pasture for an entire grazing season following a single administration; the product has been introduced by Merck & Co., Inc. ("Merck") in the United Kingdom. Merck has filed regulatory applications for clearance to market the product in the United States and other countries. Other veterinary products under development include implantable systems for the administration of growth hormones to food-producing animals under an agreement with Monsanto Company.

THERAPEUTIC DISCOVERY CORPORATION

    FORMATION. TDC was formed by ALZA for the purpose of selecting and developing new human pharmaceutical products combining ALZA's proprietary drug delivery technologies with various drug compounds, and commercializing such products, most likely through licensing to ALZA. In June 1993 ALZA contributed $250 million in cash to TDC and distributed a special dividend of "Units" to ALZA stockholders. Each Unit consists of one share of TDC Class A common stock and one warrant to purchase one-eighth of one share of ALZA common stock. Holders of record of ALZA common stock received one Unit for every 10 shares of ALZA common stock owned on May 28, 1993, with cash distributed in lieu of fractional Units. The Units trade on the Nasdaq Stock Market (under the trading symbol TDCAZ), and will trade only as Units until the earlier of June 11, 1996 or the date on which

ALZA exercises the Purchase Option (as defined below) (the "Separation Date"), at which time the warrants and TDC Class A common stock will trade separately. The warrants will be exercisable at a per share exercise price of $65 at any time after the Separation Date and will expire, if not previously exercised, on December 31, 1999.

    ALZA/TDC AGREEMENTS. ALZA and TDC have entered into a development agreement (the "Development Contract") pursuant to which ALZA conducts research and development activities on behalf of TDC. ALZA has granted to TDC a royalty-free, exclusive, perpetual license to use ALZA's proprietary drug delivery technologies to develop and commercialize specified TDC products.

    ALZA has an option to license any product developed by TDC, on a product-by-product and country-by-country basis, providing ALZA with access to a potential pipeline of products for commercialization. If ALZA exercises its license option for any product, ALZA will make royalty payments to TDC with respect to such product if the product is sold by ALZA (up to a maximum of 5% of ALZA's net sales) or, if the product is sold by a third party, sublicensing fees of up to 50% of ALZA's sublicensing revenues with respect to the product. ALZA has an option, exercisable on a product-by-product basis, to buy out its royalty obligation to TDC by making a one-time payment that is a multiple of royalties and sublicensing fees paid in specified periods.

    ALZA also has an option to purchase, according to a predetermined formula, all (but not less than all) of the outstanding shares of TDC Class A common stock (the "Purchase Option"). The Purchase Option is exercisable at any time until December 31, 1999 (or later under certain circumstances). However, the Purchase Option will expire, in any event, on the 60th day after TDC files with the Securities and Exchange Commission a report on Form 10-K or Form 10-Q containing a balance sheet showing less than an aggregate of $5 million in cash, cash equivalents, short-term investments and long-term investments. If ALZA exercises the Purchase Option, the exercise price will be the greatest of: (a) $100 million; (b) the fair market value of one million shares of ALZA common stock; (c) the greater of (i) 25 times the worldwide royalties and sublicensing fees paid by ALZA to TDC during four specified calendar quarters or (ii) 100 times such royalties and sublicensing fees during a specified calendar quarter (in either case, less any amounts previously paid by ALZA to exercise a buy-out option with respect to any product); or (d) $325 million less all amounts paid by TDC under the Development Contract. The purchase price may be paid in cash, in ALZA common stock, or any combination of the two, at the option of ALZA.

    ALZA performs certain administrative services for TDC under an administrative services agreement which is terminable at the option of TDC, and for which ALZA is reimbursed its direct costs, plus certain overhead expenses. For the years ended December 31, 1995, 1994 and 1993, reimbursement to ALZA under this agreement was approximately $0.1 million, $0.2 million and $0.1 million, respectively.

    In order to choose appropriate product candidates for development, ALZA and TDC established a product discovery process, a market-driven approach under which they examine unmet medical needs in selected therapeutic areas and then target cost-effective products for development. The therapeutic areas on which ALZA and TDC are focusing are: pain management, supportive therapies in oncology and AIDS, urology and endocrinology; however, ALZA and TDC are also pursuing product opportunities outside these therapeutic areas where ALZA's drug delivery systems can add significant value to drug therapy. Included in the review of appropriate candidates for incorporation in an ALZA therapeutic system are compounds currently off-patent or soon to be off-patent, proprietary compounds available for license, compounds in biotechnology and pharmaceutical pipelines, and drugs that have been abandoned early in their development due to side effects or poor efficacy in conventional dosage forms.

    TDC PRODUCTS IN DEVELOPMENT. ALZA and TDC have more than 20 products in various stages of development, including several in clinical evaluation. As is true throughout the pharmaceutical industry, products in development must overcome a number of technological, clinical, regulatory, proprietary and commercial hurdles in order to become successful products. There can be no assurance that any or all of the products in development by ALZA and TDC, including any of those listed below, will reach the marketplace or will become commercially successful products.

    In the pain management area, ALZA and TDC have in development an OROS-Registered Trademark- hydrocodone product intended to provide controlled, consistent pain management for mild to moderate chronic pain. Also in development are OROS-Registered Trademark- morphine and OROS-Registered Trademark- hydromorphone products, both intended to provide 24-hour pain management for chronic pain requiring potent opioid analgesia. An E-TRANS-SM- lidocaine product, designed to provide quick onset of local anesthesia for procedures such as insertion of intravenous lines, lumbar punctures, lesion removal and venipunctures, is also in development.

    Urology products include an OROS-Registered Trademark- oxybutynin product and a TTS oxybutynin product, each intended to provide treatment for urge urinary incontinence. Clinical studies are underway to determine which of the two products offers the greater improvement in efficacy and safety over the immediate-release dosage form of oxybutynin. Also in the early stages of development by ALZA and TDC is an E-TRANS-SM- prostaglandin product designed to treat erectile dysfunction.

    In the area of supportive products for oncology, ALZA and TDC have in development a DUROS-SM- leuprolide product designed for the palliative treatment of prostate cancer for up to one year, with discontinuation of treatment possible at any time. ALZA has also performed early clinical studies on a MOTS beclomethasone product which is designed to provide treatment and temporary relief of symptoms associated with recurrent oral ulcers.

    In the endocrinology area, a second generation
Testoderm-Registered Trademark- product is in Phase III clinical trials. This product is designed to be worn on multiple sites on the body and is intended for delivery of testosterone in the normal circadian pattern to treat hypogonadism. ALZA and TDC also have in development an intrauterine therapeutic system designed to deliver progesterone and provide endometrial protection for 18 to 24 months as an adjunctive therapy to estrogen replacement therapy. Also in the early stages of development is an E-TRANS-SM- system intended for the treatment of infertility.

PRODUCT DEVELOPMENT RISKS

    All pharmaceutical products require extensive development and clinical activities before an application can be filed for regulatory approval to market the product. There are many risks inherent in this process and it should be expected that some of the products for which development is initiated ultimately will not become commercial products. Substantial technical, financial and human resources are required to successfully complete the development of a product. The proper performance characteristics for the product must be defined, and the product must be designed and developed to meet those characteristics. Every product faces significant technological hurdles, and often one or more of these cannot be achieved.

    After the product is manufactured on a pilot scale, clinical safety and efficacy must be shown. Clinical studies are very costly, and can take many years to complete. There can be no assurance that the desired outcomes will be shown in the clinical studies or that regulatory approval for the product will be obtained. Several years, and millions of dollars, may be spent before it can be known whether all technical and clinical requirements for a product can be met. There are further technology risks in converting a pilot scale manufacturing process to a commercial scale manufacturing process. Finally, even once a product is developed, approved by regulatory authorities and manufactured, there can be no assurance of its commercial success. In order to provide added value and gain medical and commercial acceptance a product must show some performance improvements over products incorporating the same or similar drug compounds. In some cases, these benefits may be difficult to establish.

ALZA TECHNOLOGY INSTITUTE

    The ALZA Technology Institute ("ATI"), established by ALZA in 1994, consolidated ALZA's research activities in one cohesive group whose mission is to extend and expand ALZA's drug delivery technologies. ATI has been involved in the further development of ALZA's E-TRANS-SM- electrotransport and DUROS-SM- implant technologies. In 1995, ATI expanded its research activities to apply ALZA's technology in the biotechnology area, and to perform initial work in solving the delivery problems of gene therapy.

RESEARCH AND DEVELOPMENT EXPENDITURES

    ALZA spent $82.5 million on client-sponsored product development activities during 1995 ($58.9 million and $37.9 million in 1994 and 1993, respectively), excluding reimbursable general and administrative costs, and $20.9 million on ALZA-sponsored research and development activities during 1995 ($17.2 million and $15.3 million in 1994 and 1993, respectively). Research and development costs are expensed as incurred. ALZA had research and development revenue of $104.0 million during 1995, $68.7 million during 1994 and $46.8 million during 1993 from clients with which ALZA has joint product development agreements (including $70.1 million in 1995, $31.6 million in 1994 and $4.9 million in 1993 from TDC). ALZA's research and development revenue generally represents clients' reimbursement of costs, including a portion of general and administrative expenses. Therefore product development activities do not contribute significantly to current net income.

MANUFACTURING

    ALZA manufactures some or all of the product requirements for certain client companies, including Duragesic-Registered Trademark- for Janssen, Nicoderm-Registered Trademark- for HMR, Procardia XL-Registered Trademark- for Pfizer, Catapres-TTS-Registered Trademark- for Boehringer, Efidac
24-Registered Trademark- Pseudoephedrine and Efidac 24-Registered Trademark-Chlorpheniramine for Ciba-Geigy. ALZA also manufactures the Progestasert-Registered Trademark-, ALZET-Registered Trademark-, Ocusert-Registered Trademark-, Testoderm-Registered Trademark- and Actisite-Registered Trademark- products. ALZA's 255,000 square foot commercial manufacturing facility is in Vacaville, California.

    ALZA's products can be more complex to manufacture than more traditional dosage forms and can require a more labor-intensive manufacturing process. As a result, the cost of manufacturing may be higher than that of other pharmaceutical products, and the time required to develop an appropriate manufacturing process may be extensive. Converting a pilot scale manufacturing process to a robust commercial manufacturing process requires substantial investment of technical and financial resources.

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

ALZA PHARMACEUTICALS

    ALZA established its ALZA Pharmaceuticals division in 1993 to expand ALZA's marketing capabilities in order to commercialize ALZA-developed products, including those under development with TDC. ALZA Pharmaceuticals now has a sales force of approximately 50 people located throughout the United States. In April 1994, ALZA Pharmaceuticals introduced in the United States the
Testoderm-Registered Trademark- testosterone transdermal system for hormone replacement in testosterone-deficient men. Also during 1994, ALZA's sales force began to co-promote Duragesic-Registered Trademark- with Janssen and Glucotrol XL-Registered Trademark- with Pfizer, both in the United States. ALZA Pharmaceuticals also markets ALZA's ALZET-Registered Trademark- mini-osmotic pumps, Progestasert-Registered Trademark- and Ocusert-Registered Trademark-. ALZA's marketing organization also supported P&G in the United States launch of Actisite-Registered Trademark-.

    In August 1995, ALZA entered into an agreement with ENACT Health Management Systems ("ENACT") to promote ENACT's unique airway monitoring system (the "ENACT Air Watch-TM-

System") for monitoring asthma and other chronic respiratory conditions to managed care providers and third-party payers. ALZA has the right to promote the ENACT Air Watch-TM- System to such parties for five and one-half years.

    In December 1995, ALZA entered into an agreement with U.S. Bioscience, Inc. ("U.S. Bioscience") to market Ethyol-Registered Trademark- (amifostine), a unique agent indicated for the reduction of cumulative renal toxicity associated with the repeated administration of the chemotherapeutic drug cisplatin in patients with advanced ovarian cancer or non-small cell lung cancer. ALZA has the right to market the product for five years, with an option to continue marketing for an additional year. U.S. Bioscience will co-promote the product with ALZA. At the end of ALZA's marketing period, the marketing rights to the product will revert to U.S. Bioscience and ALZA will receive residual payments for ten years.

    ALZA Pharmaceuticals is establishing international commercialization capabilities by developing distribution arrangements to market several ALZA-developed products. Actisite-Registered Trademark- is distributed in the United Kingdom, Switzerland, Austria, Sweden and Italy by European distributors, and an agreement has recently been signed for the distribution of the product in Japan, after completion of clinical trials. ALZA has signed distribution agreements for seventeen Asian countries (excluding Japan) for Testoderm-Registered Trademark-.

    ALZA has only recently formed ALZA Pharmaceuticals for commercializing ALZA's own products and there can be no assurance that ALZA Pharmaceuticals will be successful in its marketing efforts. There are many risks associated with the marketing of pharmaceutical products, including the availability of products (whether through development by ALZA and TDC, in-licensing or otherwise) for ALZA Pharmaceuticals to market in specialty areas that match the expertise of the sales force, market acceptance of the products, and changes in the health care marketplace, including cost containment efforts and the concentration of providers of medical and pharmaceutical benefits through health maintenance organizations, formularies and other mechanisms.

GOVERNMENTAL REGULATION

    Under the United States Food, Drug and Cosmetic Act, "new drugs" must obtain clearance from the FDA before they lawfully can be marketed in the United States. Applications for marketing clearance must be based on extensive clinical and other testing, the cost of which is very substantial. The packaging and labeling of all new drug products are also subject to FDA regulation. Approvals (including pricing approvals) are required from health regulatory authorities in foreign countries before marketing of pharmaceutical products may commence in those countries. Requirements for approval may differ from country to country, and can involve additional testing. There can be substantial delays in obtaining required clearances from both the FDA and foreign regulatory authorities after applications are filed. Even after clearances are obtained, further delays may be encountered before the products become commercially available. Veterinary products are subject to similar clearance procedures.

    ALZA's manufacturing activities, and the products sold by ALZA and its client companies in the United States and/or exported to other countries, are subject to extensive regulation by the FDA and comparable agencies in other countries where the products are distributed. FDA regulations govern a range of activities including manufacturing, quality assurance, advertising and record-keeping. The continuing trend of stringent FDA oversight in product clearance and enforcement has caused longer clearance cycles, more uncertainty, greater risks and higher costs of obtaining clearance to market a product. Failure to obtain, or delays in obtaining, FDA and other regulatory clearance to market new products, as well as other regulatory actions and recalls, could adversely affect ALZA's financial results.

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

PATENTS AND PATENT APPLICATIONS

    As of December 31, 1995, ALZA owned approximately 500 United States patents and had approximately 170 pending United States patent applications relating to its products and other technologies. ALZA has in excess of 2,400 foreign patents and pending patent applications covering its various technologies and products. Patents have been issued, or are expected to be issued, covering ALZA's current technologies and products, as well as products under development.

    Patent protection generally has been important in the pharmaceutical industry. ALZA believes that its current patents, and patents that may be obtained in the future, are important to current and future operations. There can be no assurance that ALZA's currently existing patents will cover future products, that additional patents will be issued, or that any patents now or hereafter issued will be of commercial benefit. In the United States, patents generally are granted for specified periods of time. Some of ALZA's earlier patents covering various aspects of certain OROS-Registered Trademark- and TTS dosage forms have begun to expire, or will expire, over the next several years; however, ALZA technologies and products are generally covered by multiple patents.

    Although a patent has a statutory presumption of validity in the United States, the issuance of a patent is not conclusive as to such validity or as to the enforceable scope of the claims of the patent. There can be no assurance that patents of ALZA will not be successfully challenged in the future. In some cases, third parties have initiated reexamination by the Patent and Trademark Office of patents issued to ALZA. The validity or enforceability of ALZA patents after their issuance have also been challenged in litigation. If the outcome of such litigation is adverse to ALZA, third parties may then be able to use the invention covered by the patent, in some cases without payment. There can be no assurance that ALZA patents will not be infringed or successfully avoided through design innovation.

    It is also possible that third parties may obtain patent or other proprietary rights that may be necessary or useful to ALZA. With numerous other companies engaged in developing drug delivery technologies, it can be expected that other parties may in some circumstances file patent applications or obtain patents that compete in priority with ALZA's patent applications. Such competition may result in adversarial proceedings such as patent interferences and oppositions, which can increase the uncertainty of patent coverage. In cases where third parties are first to invent a particular product or technology, it is possible that those parties will obtain patents that will be sufficiently broad so as to prevent ALZA from using certain technology or from further developing or commercializing certain products. As ALZA expands its direct marketing of products, ALZA may attempt to license-in products or compounds or technologies for use in products. In each of these cases, if licenses from third parties are necessary but cannot be obtained, commercialization of the products would be delayed or prevented.

    In addition, ALZA utilizes significant unpatented proprietary technology, and there can be no assurance that others will not develop similar technology.

    For a description of certain legal proceedings relating to patents, see "Legal Proceedings" below.

COMPETITION

    All of ALZA's current and future products will face competition both from traditional forms of drug delivery and from advanced delivery systems being developed by others. This competition potentially includes all of the pharmaceutical companies in the world, including current ALZA clients. Many of these other pharmaceutical companies have greater financial resources, technical staff and manufacturing and marketing capabilities than ALZA. A number of smaller companies also are developing drug delivery technologies. As ALZA becomes increasingly involved in developing products, with TDC or otherwise, that incorporate drugs that are off-patent or being developed by multiple companies, ALZA may face increased competition from other companies developing similar products.

    As the pharmaceutical industry continues to consolidate, and as pressures increase for cost-effective research and development, some pharmaceutical companies have reduced, and may continue to reduce, their funding of research and development. Competition for limited client dollars may therefore increase, and this competition could include the clients' internal research and development programs, other drug delivery programs and other technologies and products of third parties.

    Competition in drug delivery systems is generally based on performance characteristics and price. Acceptance by hospitals, physicians and patients is crucial to the success of a product. Health care reimbursement policies of managed care organizations, insurers and government agencies will continue to exert pressure on pricing, and various federal and state agencies have enacted regulations requiring rebates of a portion of the purchase price of many pharmaceutical products. Cost-effectiveness, although often difficult to measure, is becoming increasingly critical.

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

REVENUES

    In 1995, ALZA received royalty revenue from 14 products in the marketplace. More than 40% of ALZA's 1995 royalty revenue (more than 50% in 1994 and more than 60% in 1993) has been the result of royalties on sales of Procardia XL-Registered Trademark- by Pfizer in the United States. Because the basic patents covering the drug nifedipine expired several years ago, other companies are attempting to develop products similar to Procardia
XL-Registered Trademark-. To date no product has been introduced which is bio-equivalent to Procardia XL-Registered Trademark-. If such a product were to be developed and introduced, its marketing could have a significant impact on Procardia XL-Registered Trademark- pricing and sales, and therefore on ALZA's royalties.

    Information as to ALZA's revenues is presented below:

                                                                                1995         1994         1993
                                                                             -----------  -----------  -----------
                                                                                        (IN THOUSANDS)
Royalties and fees.........................................................  $   145,457  $   123,748  $   113,318
Research and development...................................................      103,972       68,715       46,783
Net sales..................................................................       76,878       68,511       53,630
Interest and other.........................................................       24,317       17,782       20,451
                                                                             -----------  -----------  -----------
    Total revenues.........................................................  $   350,624  $   278,756  $   234,182
                                                                             -----------  -----------  -----------
                                                                             -----------  -----------  -----------

    Pfizer accounted for 23% of ALZA's total revenues in 1995, 30% in 1994 and 35% in 1993; TDC accounted for 20% of ALZA's total revenues in 1995 and 11% in 1994; Janssen accounted for 12% of ALZA's total revenues in 1995 and in 1994; HMR (formerly Marion Merrell Dow Inc.) accounted for 10% of ALZA's total revenues in 1995 and in 1993; and Ciba-Geigy accounted for 13% of ALZA's total revenues in 1993. The loss of revenues from one or more of these clients would have a material adverse effect on ALZA's profitability.

INDUSTRY SEGMENTS; EXPORTS

    ALZA's business  comprises one  industry segment.  Export sales  were  $20.1 million in 1995, $16.9 million in 1994 and $18.1 million during 1993, principally to distributors and client companies in Europe.

EMPLOYEES

    On December 31, 1995, ALZA had 1,444 employees, of whom approximately 664 were engaged in research and development activities, approximately 458 were engaged in manufacturing activities and the remainder were working in general, administrative and marketing areas.

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

ITEM 3.  LEGAL PROCEEDINGS

    A patent infringement suit was filed by Ciba-Geigy in December 1991 against Marion Merrell Dow Inc. (now HMR) and ALZA in connection with the commercialization of Nicoderm-Registered Trademark-. The suit, which was filed in the United States District Court for the District of New Jersey, alleged that a patent licensed to Ciba-Geigy was infringed by ALZA and HMR. Ciba-Geigy's motion for preliminary injunction against the marketing of
Nicoderm-Registered Trademark- was denied in December 1991. ALZA and HMR filed counterclaims against Ciba-Geigy, including antitrust claims. In October 1994, the Court granted a motion for summary judgment brought by ALZA and HMR, ruling the Ciba-Geigy patent invalid. Ciba-Geigy appealed that ruling, and in October 1995, the appellate court upheld the most significant portions of the summary judgment decision, and sent back to the District Court the issue of validity as to certain more limited patent claims. In January 1995 ALZA and HMR filed suit against Ciba-Geigy and LTS Lohmann Therapy Systems Corporation in the United States District Court for the Southern District of New York for infringement of two United States patents issued to ALZA relating to the transdermal administration of nicotine. The suit seeks damages and an injunction against infringement of the ALZA patents.

    During January 1994, a suit was filed against ALZA by Cygnus, Inc. ("Cygnus") in the United States District Court for the Northern District of California, seeking a declaration of unenforceability and invalidity of an ALZA patent relating to transdermal administration of fentanyl and alleging violation of antitrust laws. In April 1995 the District Court granted ALZA's motion to dismiss the lawsuit. Cygnus has filed an appeal to the Court of Appeals of the Federal Circuit.

    From time to time during the past several years product liability suits have been filed against Janssen and ALZA relating to the Duragesic-Registered Trademark- product. Janssen manages the defense of these suits in consultation with ALZA under an agreement between the parties.

    ALZA has been named as a potentially responsible party in connection with the cleanup and environmental remediation of the Hillview-Porter Regional Site Project near ALZA's Palo Alto facilities. ALZA believes that it did not discharge any of the chemicals of concern at this site. ALZA does not believe that its liability in this matter, if any, will be material. However, because the action involves many parties and multiple regulatory authorities, and the cleanup and allocation of financial responsibility can take many years, it is impossible to predict the timing or amount of ALZA's potential liability.

    Historically, the cost of resolution of ALZA's liability claims has not been significant, and ALZA is not aware of any asserted or unasserted claims pending against it, including the suits mentioned above, the resolution of which would have a material adverse impact on the operations or financial position of ALZA.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

               NAME                  AGE         PRINCIPAL OCCUPATIONS FOR PAST FIVE YEARS
- -----------------------------------  ---  -------------------------------------------------------
Dr. Alejandro Zaffaroni............  73   Co-Chairman of the Board (since 1987) and founder (in
                                          1968) of ALZA; Chairman of the Board and Chief
                                          Executive Officer (1968-1987); Chairman and Chief
                                          Executive Officer of Affymax N.V., a drug discovery
                                          company (1988-1995).

Dr. Ernest Mario...................  57   Co-Chairman of the Board and Chief Executive Officer of
                                          ALZA (since 1993); Chief Executive of Glaxo Holdings,
                                          p.l.c. (1989-1993); Chief Executive Officer of Glaxo,
                                          Inc. (1988-1989).

Dr. Felix Theeuwes.................  58   President, Research and Development of ALZA (since
                                          1994); Executive Vice President, Research and
                                          Development of ALZA (1991-1994) and Chief Scientist of
                                          ALZA (since 1982).

James Butler.......................  55   Vice President, Sales and Marketing of ALZA (since
                                          1993); Vice President and General Manager of Glaxo,
                                          Inc.'s corporate division (1987-1993).

Bruce C. Cozadd....................  32   Vice President and Chief Financial Officer of ALZA
                                          (since 1994); Vice President, Corporate Planning and
                                          Analysis (1993); Manager, Strategic Projects
                                          (1991-1993).

Harold Fethe.......................  51   Vice President, Human Resources of ALZA (since 1991);
                                          Senior Director, Human Resources (1987-1991).

Dr. Gary V. Fulscher...............  52   Senior Vice President, Operations of ALZA (since 1994);
                                          Vice President, Administration (1987-1994).

Dr. Samuel R. Saks.................  41   Senior Vice President, Medical Affairs of ALZA (since
                                          1994); Vice President, Medical Affairs (1992-1994);
                                          Vice President, Clinical Research, Oncology,
                                          Schering-Plough Corporation (1991-1992); Vice
                                          President, Clinical Research, XOMA Corporation
                                          (1989-1991).

Peter D. Staple....................  44   Vice President and General Counsel of ALZA (since
                                          1994); Vice President and Associate General Counsel of
                                          Chiron Corporation (1992-1994); Vice President (from
                                          1990-1992) and Associate General Counsel of Cetus
                                          Corporation (1983-1992).

Dr. James W. Young.................  51   Senior Vice President, Commercial Development of ALZA
                                          (since October 1995); Vice President and Managing
                                          Director of ALZA Technology Institute (June 1995 -
                                          September 1995); President, Pharmaceuticals Division,
                                          Affymax N.V., (1992-1995); Senior Vice President and
                                          General Manager of Pharmaceuticals at Sepracor Inc.
                                          (1987-1992).

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    ALZA incorporates by reference the information concerning the market for its common stock and related stockholder matters set forth at page 33 in the Annual Report to Stockholders (the "Annual Report") attached as Exhibit 13.

ITEM 6.  SELECTED FINANCIAL DATA

    ALZA incorporates by reference the selected consolidated financial data set forth at page 35 in the Annual Report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    ALZA incorporates by reference Management's Discussion and Analysis of Financial Condition and Results of Operations set forth at pages 1 to 10 in the Annual Report.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    ALZA incorporates by reference the consolidated financial statements and notes thereto set forth at pages 11 to 31 and the Report of Ernst and Young LLP, Independent Auditors, at page 32 in the Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    ALZA incorporates by reference the information concerning its directors set forth under the heading "Election of Directors" on pages 1 to 4 in ALZA's definitive proxy statement dated April 1, 1996, for its Annual Meeting of Stockholders to be held on May 23, 1996 (the "Proxy Statement"). Information concerning ALZA's executive officers appears at the end of Part I of this report on pages 20 and 21.

ITEM 11.  EXECUTIVE COMPENSATION

    ALZA incorporates by reference the information ("Summary Compensation Table," "1995 Option Grants", "1995 Aggregated Option Exercises and Fiscal Year-End Option Values" and "Certain Executive Agreements") set forth under the heading "Executive Compensation" on pages 5 to 7 in the Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    ALZA incorporates by reference the information set forth under the heading "Beneficial Stock Ownership" on page 13 in the Proxy Statement.

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

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

    (a) Documents filed as part of this Annual Report on Form 10-K:

    1.   Consolidated Financial  Statements: Incorporated  by reference  to  the
       Annual   Report  (see   accompanying  Index   to  Consolidated  Financial
       Statements).

    2. Consolidated Financial Statement Schedule: (see accompanying Index to Consolidated Financial Statement Schedule).

    3.  Exhibits:

      3.1  Restated  Certificate of  Incorporation of  ALZA Corporation  filed with the
           Delaware Secretary of State on February 14, 1994(1)
      3.2  Composite Bylaws of ALZA  Corporation as restated on  February 10, 1994  and amended on August 11, 1994 and February 15, 1996
      4.1  Indenture  dated  July  7,  1994  between  ALZA  Corporation  and  the Chase
           Manhattan Bank, N.A.  as Trustee,  relating to  ALZA's 5  1/4% Liquid  Yield
           Option-TM- Notes(2)
      4.2  Specimen LYONs-TM- Certificate (included in Exhibit 4.1)
      4.3  Form  of Warrant Agreement between ALZA  Corporation and the Chase Manhattan
           Bank (with attached Warrant Certificate)(3)
      4.4  Speciman Unit Certificate(3)
     10.1  Technology  License  Agreement  between  ALZA  Corporation  and  Therapeutic
           Discovery Corporation(4)
     10.2  Development  Agreement  between ALZA  Corporation and  Therapeutic Discovery
           Corporation(4)
     10.3  License Option Agreement between ALZA Corporation and Therapeutic  Discovery
           Corporation(4)
     10.4  Restated    Certificate   of   Incorporation    of   Therapeutic   Discovery
           Corporation(4)
     10.5  Agreement Regarding Certain Products and  Activities and Amendment No. 1  to
           Development  Agreement  between ALZA  Corporation and  Therapeutic Discovery
           Corporation
     10.6  Executive Deferral Plans II(5)*
     10.7  Executive Deferral Plan Amendments(6)*
     10.8  Amendment Number 2 to Executive Deferral Plans II(7)*
     10.9  ALZA Corporation Amended and Restated Stock Plan(8)*
    10.10  Form of Executive Agreement between  ALZA Corporation and Certain  Executive
           Officers*
     11    Statement regarding computation of per share earnings
     13    Portions   of  Annual  Report  to  Stockholders  expressly  incorporated  by reference herein
     21    Subsidiaries
     23    Consent of Ernst & Young LLP, Independent Auditors
     27    Financial Data Schedule

    (b) No reports on Form 8-K were filed during the quarter ended December 31, 1995.
- ------------------------------
(1) Incorporated by reference to ALZA's Form 10-K Annual Report for the year ended December 31, 1993.

(2) Incorporated by reference to ALZA's Form 10-Q Quarterly Report for the period ended June 30, 1994.

Footnotes continued on following page

(3) Incorporated by reference to ALZA's Form 8-A Registration Statement (Commission File No. 0-11234) dated March 31, 1993, as amended.

(4)  Incorporated  by  reference  to  the  Form  10  of  Therapeutic   Discovery
     Corporation (Commission File No. 0-21478) dated March 31, 1993, as amended.

(5) Incorporated by reference to ALZA's Form 10-K Annual Report for the year ended December 31, 1992, and ALZA's Form 10-Q Quarterly Report for the period ended September 30, 1993.

(6) Incorporated by reference to ALZA's Form 10-K Annual Report for the year ended December 31, 1992.

(7) Incorporated by reference to ALZA's Form 10-K Annual Report for the year ended December 31, 1994.

(8) Incorporated by reference to ALZA's Form 10-Q for the quarter ended June 30, 1995.

* A management contract or compensatory plan or arrangement required to be filed as an Exhibit pursuant to Item 14(c) of Form 10-K.

                                ALZA CORPORATION

             INDEX TO CONSOLIDATED FINANCIAL STATEMENTS, REPORT OF
                  ERNST & YOUNG LLP, INDEPENDENT AUDITORS AND
                   CONSOLIDATED FINANCIAL STATEMENT SCHEDULE
                                  (ITEM 14(A))

                                                                                         PAGE NUMBER REFERENCE
                                                                                       --------------------------
                                                                                       ANNUAL REPORT
                                                                                             TO
                                                                                        STOCKHOLDERS   FORM 10-K
                                                                                       --------------  ----------
Consolidated statement of income for the years ended December 31, 1995, 1994 and
 1993................................................................................        11
Consolidated balance sheet at December 31, 1995 and 1994.............................        12
Consolidated statement of stockholders' equity for the years ended December 31, 1995,
 1994 and 1993.......................................................................        13
Consolidated statement of cash flows for the years ended December 31, 1995, 1994 and
 1993................................................................................        14
Notes to consolidated financial statements...........................................      15-31
Report of Ernst & Young LLP, Independent Auditors....................................        32
The following consolidated financial statement schedule of ALZA Corporation is included:
II -- Consolidated valuation and qualifying accounts.................................                      19

    All other schedules have been omitted because the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements, including the notes thereto.

                                                                     SCHEDULE II

                                ALZA CORPORATION
                 CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                                 BALANCE AT   ADDITIONS
                                 BEGINNING    CHARGED TO    DEDUCTIONS    BALANCE AT
                                  OF YEAR       INCOME     (WRITE-OFFS)   END OF YEAR
                                 ----------   ----------   ------------   -----------
                                                    (IN THOUSANDS)
Allowance for doubtful
 receivables:
  1995.........................     $259         $66          $(85)          $240
                                   -----         ---           ---          -----
                                   -----         ---           ---          -----
  1994.........................     $211         $53          $ (5)          $259
                                   -----         ---           ---          -----
                                   -----         ---           ---          -----
  1993.........................     $181         $31          $ (1)          $211
                                   -----         ---           ---          -----
                                   -----         ---           ---          -----

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          ALZA CORPORATION

                                          By          /s/ [ERNEST MARIO]
                                             -----------------------------------
                                                        Dr. Ernest Mario
                                                  Co-Chairman of the Board of
                                                    Directors, Director and
                                                    Chief Executive Officer

Date: March 29, 1996

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         /s/ [ALEJANDRO ZAFFARONI]            Co-Chairman of the Board
- -------------------------------------------    of Directors and         Date: March 29, 1996
          Dr. Alejandro Zaffaroni              Director

                                              Co-Chairman of the Board
             /s/ [ERNEST MARIO]                of Directors, Director
- -------------------------------------------    and Chief Executive      Date: March 29, 1996
              Dr. Ernest Mario                 Officer

           /s/ [WILLIAM G. DAVIS]
- -------------------------------------------   Director                  Date: March 29, 1996
              William G. Davis

          /s/ [MARTIN S. GERSTEL]
- -------------------------------------------   Director                  Date: March 29, 1996
             Martin S. Gerstel

           /s/ [ROBERT J. GLASER]
- -------------------------------------------   Director                  Date: March 29, 1996
            Dr. Robert J. Glaser

            /s/ [DEAN O. MORTON]
- -------------------------------------------   Director                  Date: March 29, 1996
               Dean O. Morton

         /s/ [RUDOLPH A. PETERSON]
- -------------------------------------------   Director                  Date: March 29, 1996
            Rudolph A. Peterson

             /s/ [ISAAC STEIN]
- -------------------------------------------   Director                  Date: March 29, 1996
                Isaac Stein

           /s/ [JULIAN N. STERN]
- -------------------------------------------   Director                  Date: March 29, 1996
              Julian N. Stern

                                              Vice President, Chief
           /s/ [BRUCE C. COZADD]               Financial Officer and
- -------------------------------------------    Principal Accounting     Date: March 29, 1996
              Bruce C. Cozadd                  Officer

                                 EXHIBIT INDEX

  EXHIBIT
- -----------
       3.2   Composite Bylaws of ALZA Corporation as restated on February 10, 1994 and amended on August 11,
              1994 and February 15, 1996
      10.5   Agreement Regarding Certain Products and Activities and Amendment No. 1 to Development Agreement
              ALZA Corporation and Therapeutic Discovery Corporation
      10.10  Form of Executive Agreement between ALZA Corporation and Certain Executive Officers
      11     Statement regarding computation of per share earnings
      13     Portions of Annual Report to Stockholders expressly incorporated by reference into Annual Report on Form 10-K
      21     Subsidiaries
      23     Consent of Ernst & Young LLP, Independent Auditors
      27     Financial Data Schedule