Form 10-Q
period 1996-04-23
ALZA CORP
filed 1996-05-15
CIK 4310

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

 X Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended          MARCH 31, 1996
                                        --------------

                                       or

     Transition Report Pursuant to Section 13 or 15(d) of the Securities
- ---  Exchange Act of 1934

For the transition period from __________ to __________

                          Commission File Number 1-6247


                                ALZA CORPORATION
              -----------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Delaware                                             77-0142070
- --------------------------------                           --------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)

950 Page Mill Road, P.O. Box 10950, Palo Alto, California            94303-0802
- ---------------------------------------------------------            ----------
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

Number of shares outstanding of each of the registrant's classes of common stock as of April 30, 1996:

Common Stock, $.01 par value - 84,185,892 shares

PART I.   FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS


                                ALZA CORPORATION
             Condensed Consolidated Statement of Income (unaudited)
                    (In thousands, except per share amounts)


                                                   Three Months Ended March 31,
                                                       1996             1995
                                                    ---------        ---------
Revenues:
     Royalties and fees                             $  37,683        $  33,962
     Research and development                          30,280           21,700
     Net sales                                         20,695           18,826
     Interest and other                                 8,144            5,752
                                                    ---------        ---------
          Total revenues                               96,802           80,240

Costs and expenses:
     Research and development                          31,260           22,242
     Costs of products shipped                         15,987           16,422
     General, administrative and marketing             10,206            8,502
     Interest and other                                 6,451            5,595
                                                    ---------        ---------
          Total costs and expenses                     63,904           52,761
                                                    ---------        ---------

Income before income taxes                             32,898           27,479

Provision for income taxes                             12,515           10,442
                                                    ---------        ---------

Net income                                          $  20,383        $  17,037
                                                    ---------        ---------
                                                    ---------        ---------
Net income per common and
     common equivalent share                        $     .24        $     .21
                                                    ---------        ---------
                                                    ---------        ---------

Weighted average common and
     common equivalent shares                          84,615           82,389
                                                    ---------        ---------
                                                    ---------        ---------

See accompanying notes.

                                ALZA CORPORATION
                Condensed Consolidated Balance Sheet (unaudited)
                                 (In thousands)


                                                                   March 31,       December 31,
ASSETS                                                               1996              1995
                                                               ------------        -----------
Current assets:
     Cash and cash equivalents                                 $    113,503        $    87,987
     Short-term investments                                         342,872            331,037
     Receivables, net                                               108,795            108,020
     Inventories, at cost:
          Raw materials                                              14,389             15,786
          Work in process                                            18,962             15,251
          Finished goods                                              4,169              3,460
                                                               ------------        -----------
                Total inventories                                    37,520             34,497
     Prepaid expenses and other current assets                       24,204             16,527
                                                               ------------        -----------
                Total current assets                                626,894            578,068

Property, plant and equipment                                       366,754            359,495
Less accumulated depreciation and amortization                      (86,348)           (82,511)
                                                               ------------        -----------
     Net property, plant and equipment                              280,406            276,984
Other assets                                                         92,937             82,163
                                                               ------------        -----------

                Total assets                                   $  1,000,237        $   937,215
                                                               ------------        -----------
                                                               ------------        -----------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                          $     20,160        $    20,043
     Accrued income taxes                                             8,711              2,146
     Accrued compensation                                            11,475             13,404
     Other current liabilities                                       24,945             32,355
                                                               ------------        -----------
                Total current liabilities                            65,291             67,948

5 1/4% zero coupon convertible subordinated debentures              367,726            362,944
Other long-term liabilities                                          54,333             51,770

Stockholders' equity:
     Common stock and additional paid-in capital                    351,550            311,276
     Net unrealized (losses) gains on available-for-sale
          securities, net of tax effect                                (437)             1,886
     Retained earnings                                              161,774            141,391
                                                               ------------        -----------

                Total stockholders' equity                          512,887            454,553
                                                               ------------        -----------

                Total liabilities and stockholders' equity     $  1,000,237        $   937,215
                                                               ------------        -----------
                                                               ------------        -----------


See accompanying notes.

                                ALZA CORPORATION
           Condensed Consolidated Statement of Cash Flows (unaudited)
                                  (In thousands)


                                                                       Three Months Ended March 31,
                                                                            1996             1995
                                                                          --------         --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                         $    20,383         $    17,037
  Non-cash adjustments to reconcile net income
    to net cash provided by operating activities:
      Depreciation and amortization                                        3,955               3,836
      Interest on 5 1/4% zero coupon convertible
        subordinated debentures                                            4,782               4,307
      Increase in assets:
        Receivables                                                         (775)             (6,869)
        Inventories                                                       (3,023)                (39)
        Prepaid expenses and other current assets                         (6,060)               (750)
      Increase (decrease) in liabilities:
        Accounts payable                                                     117             (10,081)
        Accrued income taxes                                               6,565               8,302
        Accrued compensation                                              (1,929)             (2,644)
        Other current and long-term liabilities                           (4,847)              1,843
                                                                      ----------          ----------
          Total adjustments                                               (1,215)             (2,095)
                                                                      ----------          ----------
      Net cash provided by operating activities                           19,168              14,942

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                    (7,259)             (8,624)
  Purchases of available-for-sale securities                             (90,381)            (23,111)
  Sales of available-for-sale securities                                  54,545              13,313
  Maturities of available-for-sale securities                             20,061                   -
  Increase in cash surrender value-life
    insurance and prepaid premiums                                           (93)             (1,051)
  (Increase) decrease in other assets                                    (10,799)                787
                                                                      ----------          ----------
      Net cash used in investing activities                              (33,926)            (18,686)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuances of common stock                                               40,274                 655
                                                                      ----------          ----------
      Net cash provided by financing activities                           40,274                 655
                                                                      ----------          ----------

Net increase (decrease) in cash and cash
  equivalents                                                             25,516              (3,089)
Cash and cash equivalents at beginning
  of period                                                               87,987              88,844
                                                                      ----------          ----------
Cash and cash equivalents at end
  of period                                                           $  113,503          $   85,755
                                                                      ----------          ----------
                                                                      ----------          ----------


See accompanying notes.

                                                                ALZA CORPORATION
                                                                  March 31, 1996

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


1.   BASIS OF PRESENTATION

     The information at March 31, 1996 and for the three months ended
March 31, 1996 and 1995 is unaudited, but includes all adjustments (consisting only of normal recurring adjustments) which the management of ALZA Corporation ("ALZA") believes necessary for fair presentation of the results for the periods presented. Interim results are not necessarily indicative of results for the full year. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 1995 included in ALZA's 1995 Annual Report to Stockholders.

2.   SUBSEQUENT EVENT

     At the end of April 1996, ALZA completed a $500 million public offering of 5% convertible subordinated debentures due 2006 (the "5% Debentures"). Interest is payable semi-annually on May 1 and November 1 of each year, commencing November 1, 1996. The offering resulted in approximately $488 million of net proceeds to ALZA. The 5% Debentures are convertible, at the option of the holder, at any time prior to maturity, unless previously redeemed or repurchased, into shares of ALZA common stock at a conversion price of $38.19 per share, subject to certain anti-dilution adjustments. The proceeds of the offering will be used for general corporate purposes.

3.   LITIGATION

See Part II, Item 1 of this Quarterly Report on Form 10-Q.

                                                               ALZA CORPORATION
                                                                 March 31, 1996

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

NOTICE CONCERNING FORWARD-LOOKING STATEMENTS

     Some of the statements made in this Form 10-Q are forward-looking in nature, including but not limited to ALZA Corporation's ("ALZA") product development plans, plans concerning the commercialization of products, and other statements that are not historical facts. Forward-looking statements in this Form 10-Q include language in the form of one of the following words: "intend", "believe", "will", "may", "anticipate" and "expect." The occurrence of the events described, and the achievement of the intended results, are subject to the future occurrence of many events, some or all of which are not predictable or within ALZA's control; therefore, actual results may differ materially from those anticipated in any forward-looking statements. Many risks and uncertainties which could affect the possible results described in forward-looking statements are inherent in the pharmaceutical industry; others are more specific to ALZA's business. Risks related to ALZA's business are described in ALZA's Form 10-K, including risks associated with technology and product development, risks relating to clinical development and medical acceptance of products, changes in the health care marketplace, patent and intellectual property matters, regulatory and manufacturing issues, and risks associated with competition from other companies.

ALZA CORPORATION

     ALZA develops and commercializes innovative pharmaceutical products using advanced drug delivery technologies to add medical and economic value to drug therapies. ALZA's therapeutic systems can often increase efficacy, minimize unpleasant or harmful side effects and/or provide greater patient compliance. ALZA's development activities

                                                                ALZA CORPORATION
                                                                  March 31, 1996

currently are undertaken pursuant to joint development and commercialization agreements with ALZA's client companies. ALZA's client companies generally reimburse ALZA for its development costs associated with the products, the clients market the products developed, and ALZA receives royalties on sales of the products.

     ALZA formed Therapeutic Discovery Corporation ("TDC"), which commenced operations in mid-1993, for the purpose of selecting and developing new human pharmaceutical products combining ALZA's proprietary drug delivery technologies with various drug compounds, and commercializing such products, most likely through licensing to ALZA. ALZA and TDC currently have more than 20 products in the development pipeline, including a number in clinical evaluation. TDC reimburses ALZA for ALZA's development costs associated with these products. ALZA has the right to license any or all of the products from TDC and an option to purchase all of the shares of TDC.

     ALZA markets in the United States certain products it has developed, including Testoderm-Registered Trademark- (testosterone transdermal system) CIII, launched by ALZA Pharmaceuticals in 1994. ALZA Pharmaceuticals also co-promotes in the United States Duragesic-Registered Trademark- (fentanyl) CII with Janssen Pharmaceutica, Inc. ("Janssen"), a subsidiary of Johnson and Johnson, and Glucotrol XL-Registered Trademark- (glipizide) with Pfizer Inc. ("Pfizer"). In April 1996, ALZA began promoting Ethyol-Registered Trademark- (amifostine) and Mycelex-Registered Trademark- (clotrimazole) Troche. Ethyol-Registered Trademark- is a unique agent developed by U.S. Bioscience, Inc., indicated for the reduction of cumulative renal toxicity associated with repeated administration of the chemotherapeutic drug cisplatin in patients with advanced ovarian cancer or non-small cell lung cancer. ALZA has exclusive rights to market the product for five years, with an option to extend for one additional year; U.S. Bioscience co-promotes the product with ALZA. Mycelex-Registered Trademark- Troche is an antifungal

                                                                ALZA CORPORATION
                                                                  March 31, 1996

agent for the treatment of oral thrush developed by Bayer Corporation. Under the terms of the Mycelex-Registered Trademark- agreement, ALZA will promote Mycelex-Registered Trademark- Troche in the United States for three years and will receive payments based on net sales of the product above a specified base level.

     ALZA manufactures all or a portion of certain clients' requirements for products developed by ALZA, and also manufactures products marketed by ALZA. Net sales include sales to clients and sales of ALZA-marketed products.

RESULTS OF OPERATIONS

     ALZA's net income was $20.4 million or $0.24 per common share for the quarter ended March 31, 1996 compared to net income of $17.0 million or $0.21 per common share for the quarter ended March 31, 1995.

     ALZA's net income currently results primarily from royalties and fees from client companies. Royalties and fees, which are generally derived from sales by client companies of products developed jointly with ALZA, will vary from quarter to quarter as a result of changing levels of product sales by client companies and, occasionally, the receipt by ALZA of certain one-time fees. Because ALZA's clients generally take responsibility for obtaining necessary regulatory approvals and make all marketing and commercialization decisions regarding such products, most of the variables that affect ALZA's royalties and fees are not directly within ALZA's control. In addition, with increasing pressures for cost containment in the U.S. health care system, it can be expected that pharmaceutical product prices, including those of products developed by ALZA, will not increase as quickly as they have in the past, and could decrease. Within the next several years, ALZA intends to become less dependent on royalties and fees as ALZA sales and marketing activities expand

                                                                ALZA CORPORATION
                                                                  March 31, 1996

and as ALZA markets directly more products (including products developed with TDC); however, there can be no assurance that these expanded activities will be successful, due to factors such as the risks of product development, the length of the regulatory approval process, acceptance of products by the intended markets, and the current health care cost containment environment.

     Royalties and fees for the first quarter of 1996 increased to $37.7 million, compared to $34.0 million for the first quarter of 1995. The increase in royalties and fees was primarily due to increased sales of Adalat CR-Registered Trademark- by Bayer AG and increased sales of Glucotrol XL-Registered Trademark- by Pfizer. Royalties and fees for the quarters ended March 31, 1996 and 1995 were each reduced to reflect additions to a reserve established for a potential adjustment in royalty revenue on U.S. sales of Procardia XL-Registered Trademark- due to a U.S. patent issued to Bayer AG. Until a further determination is made regarding this matter, ALZA intends to maintain a reserve sufficient to cover the maximum potential reduction in Procardia XL-Registered Trademark- royalties. Royalties from Procardia XL-Registered Trademark- accounted for approximately 45% of ALZA's royalties and fees for the quarter ended March 31, 1996, after taking into account the reserve. ALZA expects that, in the near term, net income will continue to result primarily from royalties on sales of currently marketed products and additional products that have been recently cleared for marketing, or are now awaiting marketing clearance, by the U.S. Food and Drug Administration and regulatory agencies in other countries.

     Research and development revenue of $30.3 million for the quarter ended March 31, 1996 represents an increase of 40% over the same period in 1995 due to increased product development activities undertaken on behalf of TDC. Research and

                                                                ALZA CORPORATION
                                                                  March 31, 1996

development revenue from TDC was $22.9 million and $14.1 million for the quarters ended March 31, 1996 and March 31, 1995, respectively.

     Research and development expenses for the quarter ended March 31, 1996 increased approximately 41% as compared with the corresponding period in 1995, primarily due to the increase in product development activities on behalf of TDC. As TDC products reach later stages of development, higher levels of expenditures generally will be required. It can therefore be expected that ALZA's product development expense for TDC products (and, correspondingly, ALZA's product development revenue from TDC) will remain at or slightly above current levels, during the remainder of 1996.

     Net sales of $20.7 million for the quarter ended March 31, 1996 increased 10% compared to the corresponding period in 1995, due largely to initial shipments of Ethyol-Registered Trademark-. Costs of products shipped as a percent of net sales decreased slightly for the quarter ended March 31, 1996 compared to the corresponding period in 1995 due primarily to proportionately greater shipments of higher margin products. Because a significant portion of ALZA's net sales are generated from manufacturing products ordered by client companies, many factors affecting net sales are not within ALZA's control. Revenues will fluctuate from period to period depending on the volume, mix and timing of orders received from client companies. ALZA expects costs of products shipped, as a percent of net sales, to decline over the longer term although quarter-to-quarter fluctuations will continue to occur. Higher gross margins may be achieved through increased utilization of capacity, greater operating efficiencies and a proportionate increase in the sales of ALZA-marketed products.

                                                                ALZA CORPORATION
                                                                  March 31, 1996

     General, administrative and marketing expenses of $10.2 million for the quarter ended March 31, 1996 increased 20% compared to the corresponding period in 1995. The increase was due primarily to the launch expenses related to Ethyol-Registered Trademark-. General, administrative and marketing expenses are expected to remain at approximately current levels during the remainder of 1996.

     Interest and other revenue, which consists primarily of interest income, increased 42% for the quarter ended March 31, 1996 compared to the same period in 1995, due to gains realized on sales of securities and higher invested cash balances. Interest expense for the first quarter of 1996 increased 15% as compared to the corresponding quarter in 1995 reflecting the higher outstanding balance on ALZA's 5 1/4% zero coupon convertible subordinated debentures due 2014. Both interest revenue and interest expense will increase significantly for the remainder of the year as a result of the debt issuance described below.

     ALZA's effective combined federal and state income tax rate for the year ended 1995 and for the quarter ended March 31, 1996, was 38%.

LIQUIDITY AND CAPITAL RESOURCES

     At the end of January, 1996, warrants to purchase 1.0 million shares of ALZA common stock at an exercise price of $25 per share were exercised. Net proceeds to ALZA totaled $25 million.

     ALZA invested $7.3 million during the first quarter of 1996 in additions to property, plant and equipment to support its research and development and manufacturing activities.

                                                                ALZA CORPORATION
                                                                  March 31, 1996

While ALZA believes its current facilities and equipment are sufficient to meet its current operating requirements, ALZA intends to expand its facilities and equipment to support its medium-term and long-term requirements.

     At the end of April 1996, ALZA completed a $500 million public offering of 5% convertible subordinated debentures due 2006 (the "5% Debentures"). Interest is payable semi-annually on May 1 and November 1 of each year, commencing November 1, 1996. The offering resulted in approximately $488 million of net proceeds to ALZA. The 5% Debentures are convertible, at the option of the holder, at any time prior to maturity, unless previously redeemed or repurchased, into shares of ALZA common stock at a conversion price of $38.19 per share, subject to certain anti-dilution adjustments. The proceeds of the offering will be used for general corporate purposes.

     ALZA believes that its existing cash balances and investments, including the proceeds from the sale of the 5% Debentures, are adequate to fund its current cash needs. In addition, should the need arise, ALZA believes it would be able to raise additional capital. ALZA may consider using its capital to make strategic investments or to acquire or license technology or products. ALZA may also enter into strategic alliances with third parties which could provide additional funding for research and development, support for marketing and sales or the development of new products.

                                                                ALZA CORPORATION
                                                                  March 31, 1996

PART II.  OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS


     In December 1991, a patent infringement suit was filed by Ciba-Geigy ("Ciba") against Marion Merrell Dow Inc., now Hoechst Marion Roussel Inc. ("HMR"), and ALZA in connection with the commercialization of Nicoderm-Registered Trademark-. In October 1994, the District Court granted a motion for summary judgment brought by ALZA and HMR, ruling the Ciba patent invalid. During October 1995, the Court of Appeals for the Federal Circuit upheld the most significant portions of the summary judgment decision, and sent back to the District Court the issue of validity of certain other more limited claims. ALZA believes that these narrower claims are invalid and do not cover the Nicoderm-Registered Trademark- product. During January 1995, ALZA and HMR filed a separate suit against Ciba and LTS Lohmann Therapy Systems Corporation for infringement of two U.S. patents issued to ALZA in 1994 relating to the transdermal administration of nicotine.

     During January 1994, a suit was filed against ALZA by Cygnus Therapeutic Systems ("Cygnus") seeking a declaration of unenforceability and invalidity of an ALZA patent relating to the transdermal administration of fentanyl and alleging violation of antitrust laws. In April 1995, the Court granted ALZA's motion to dismiss the lawsuit. Cygnus has appealed that ruling.

     Pharmaceutical companies are subject to product liability claims from time to time. Product liability suits have been filed against Janssen and ALZA from time to time relating to the Duragesic-Registered Trademark- product. Janssen is managing the defense of the Duragesic-Registered Trademark- suits in consultation with ALZA under an agreement between the parties.

                                                                ALZA CORPORATION
                                                                  March 31, 1996

     Historically, the cost of resolution of ALZA's liability (including product liability) claims has not been significant, and ALZA is not aware of any asserted or unasserted claims pending against it, including the suits mentioned above, the resolution of which would have a material adverse impact on the operations or financial position of ALZA.

                                                                ALZA CORPORATION
                                                                  March 31, 1996

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits:

          4.1 Indenture of ALZA Corporation to The Chase Manhattan Bank, N.A. Trustee dated as of April 23, 1996 related to $500,000,000 of 5% Convertible Subordinated Debentures due 2006

          4.2 Form of 5% Convertible Subordinated Debentures due 2006 (included in exhibit 4.1)

          11   Statement Regarding Computation of Per Share Earnings

          27   Financial Data Schedule


     (b)  No reports on Form 8-K were filed during the quarter

                                                                ALZA CORPORATION
                                                                  March 31, 1996

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        ALZA CORPORATION



Date:  May 14, 1996                     By:       /s/ Ernest Mario
                                              ------------------------
                                                  Dr. Ernest Mario
                                                  Co-Chairman and
                                             Chief Executive Officer



Date:  May 14, 1996                     By:       /s/ Bruce C. Cozadd
                                             -------------------------------
                                                       Bruce C. Cozadd
                                                  Vice President and Chief
                                                       Financial Officer

                                                                ALZA CORPORATION
                                                                  March 31, 1996

                                  EXHIBIT INDEX


 Exhibit
 -------

  4.1 Indenture of ALZA Corporation to The Chase Manhattan Bank, N.A. Trustee dated as of April 23, 1996 related to $500,000,000 of 5% Convertible Subordinated Debentures due 2006

  4.2 Form of 5% Convertible Subordinated Debentures due 2006 (included in exhibit 4.1)

   11     Statement Regarding Computation of Per Share Earnings

   27     Financial Data Schedule