Form 10-Q
period 1996-06-30
ALZA CORP
filed 1996-08-14
CIK 4310

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                      FORM 10-Q

__X__    Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the quarterly period ended         JUNE 30, 1996
                                       -------------

                                          or

_____    Transition Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the transition period from __________ to __________

                            Commission File Number 1-6247
                                                   ------


                                    ALZA CORPORATION
                ----------------------------------------------
                (Exact name of registrant as specified in its charter)


            Delaware                                            77-0142070
- --------------------------------                           ------------------
 (State or other jurisdiction of                           (I.R.S.Employer
  incorporation or organization)                            Identification No.)

950 Page Mill Road, P.O. Box 10950, Palo Alto, California           94303-0802
- ---------------------------------------------------------           ----------
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

Number of shares outstanding of each of the registrant's classes of common stock as of July 31, 1996:

Common Stock, $.01 par value - 84,380,592 shares

PART I.  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS


                                   ALZA CORPORATION
                Condensed Consolidated Statement of Income (unaudited)
                       (In thousands, except per share amounts)


                                       Quarter Ended         Six Months Ended
                                         June 30,               June 30,
                                    1996         1995        1996       1995
                                  --------     --------    --------   --------

Revenues:
   Royalties and fees             $ 47,692    $ 34,230    $ 85,375    $ 68,192
   Research and development         35,137      23,485      65,417      45,185
   Net sales                        33,617      19,180      54,312      38,006
   Interest and other               11,620       6,110      19,764      11,862
                                  --------    --------    --------    --------
       Total revenues              128,066      83,005     224,868     163,245

Costs and expenses:
   Research and development         38,250      24,144      69,510      46,386
   Costs of products shipped        29,571      16,738      45,558      33,160
   General, administrative and
     marketing                      11,931       8,398      22,137      16,900
   Interest and other               10,942       5,580      17,393      11,175
                                  --------    --------    --------    --------
       Total costs and expenses     90,694      54,860     154,598     107,621
                                  --------    --------    --------    --------

Income before income taxes          37,372      28,145      70,270      55,624

Provision for income taxes          14,216      10,695      26,731      21,137
                                  --------    --------    --------    --------

Net income                        $ 23,156    $ 17,450    $ 43,539    $ 34,487
                                  --------    --------    --------    --------
                                  --------    --------    --------    --------

Net income per common and
   common equivalent share*       $    .27    $    .21    $    .51    $    .42
                                  --------    --------    --------    --------
                                  --------    --------    --------    --------

Weighted average common and
   common equivalent share          97,356      82,413      90,986      82,401
                                  --------    --------    --------    --------
                                  --------    --------    --------    --------


See accompanying notes.


* The net income per common and common equivalent share calculation uses adjusted net income of $26,187 and $46,570 for the quarter and six months ended June 30, 1996, respectively.

                                   ALZA CORPORATION
                   Condensed Consolidated Balance Sheet (unaudited)
                                    (In thousands)

                                                 June 30,       December 31,
ASSETS                                             1996            1995
                                             ------------      ------------

Current assets:
   Cash and cash equivalents                 $   499,388       $   87,987
   Short-term investments                        449,637          331,037
   Receivables, net                              130,082          108,020
   Inventories, at cost:
     Raw materials                                15,442           15,786
     Work in process                              15,689           15,251
     Finished goods                                4,793            3,460
                                             -----------       ----------
         Total inventories                        35,924           34,497
   Prepaid expenses and other current assets      26,043           16,527
                                             -----------       ----------
         Total current assets                  1,141,074          578,068

Property, plant and equipment                    380,487          359,495
Less accumulated depreciation and amortization   (90,556)         (82,511)
                                             -----------       ----------
   Net property, plant and equipment             289,931          276,984
Other assets                                     101,646           82,163
                                             -----------       ----------

         Total assets                        $ 1,532,651       $  937,215
                                             -----------       ----------
                                             -----------       ----------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                          $    30,126       $   20,043
   Accrued income taxes                            3,453            2,146
   Accrued compensation                           14,714           13,404
   Deferred revenue                                1,079           17,630
   Other current liabilities                      10,546           14,725
                                             -----------       ----------
         Total current liabilities                59,918           67,948

5% convertible subordinated debentures           500,000                -
5 1/4% zero coupon convertible subordinated
  debentures                                     372,508          362,944
Other long-term liabilities                       57,319           51,770

Stockholders' equity:
   Common stock and additional paid-in capital   354,206          311,276
   Net unrealized gains on available-for-sale
     securities, net of tax effect                 3,770            1,886
   Retained earnings                             184,930          141,391
                                             -----------       ----------

         Total stockholders' equity              542,906          454,553
                                             -----------       ----------

         Total liabilities and stockholders'
          equity                             $ 1,532,651       $  937,215
                                             -----------       ----------
                                             -----------       ----------

See accompanying notes.

                                   ALZA CORPORATION
              Condensed Consolidated Statement of Cash Flows (unaudited)
                                    (In thousands)

                                                      Six Months Ended June 30,
                                                         1996            1995
                                                      ---------       ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                         $  43,539       $ 34,487
   Non-cash adjustments to reconcile net income
     to net cash provided by operating activities:
       Depreciation and amortization                      9,484          7,217
       Interest on 5 1/4% zero coupon convertible
         subordinated debentures                          9,564          8,710
       Increase in assets:
         Receivables                                    (22,062)       (10,057)
         Inventories                                     (1,427)        (1,808)
         Prepaid expenses and other current assets       (5,983)        (2,064)
       Increase (decrease) in liabilities:
         Accounts payable                                10,083         (7,675)
         Accrued income taxes                             1,307            806
         Accrued compensation                             1,310           (609)
         Deferred revenue                               (16,551)         4,859
         Other current and long-term liabilities          1,370          3,308
                                                      ---------       --------
           Total adjustments                            (12,905)         2,687
                                                      ---------       --------
       Net cash provided by operating activities         30,634         37,174

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                 (20,992)       (17,675)
   Purchases of available-for-sale securities          (379,000)      (111,188)
   Sales of available-for-sale securities               234,510         72,356
   Maturities of available-for-sale securities           24,241          1,380
   (Increase) decrease in cash surrender
     value-life insurance and prepaid premiums           (2,562)           310
   (Increase) decrease in other assets                   (7,110)         1,081
                                                      ---------       --------
       Net cash used in investing activities           (150,913)       (53,736)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net proceeds from 5% convertible
     subordinated debentures                            488,750              -
   Issuances of common stock                             42,930          5,207
                                                      ---------       --------
       Net cash provided by financing activities        531,680          5,207
                                                      ---------       --------

Net increase (decrease) in cash and cash
   equivalents                                          411,401        (11,355)
Cash and cash equivalents at beginning
   of period                                             87,987         88,844
                                                      ---------       --------
Cash and cash equivalents at end
   of period                                          $ 499,388       $ 77,489
                                                      ---------       --------
                                                      ---------       --------


See accompanying notes.

                                                           ALZA CORPORATION
                                                                June 30, 1996



NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


1.  BASIS OF PRESENTATION

    The information at June 30, 1996 and for the three and six months ended
June 30, 1996 and 1995 is unaudited, but includes all adjustments (consisting only of normal recurring adjustments) which the management of ALZA Corporation ("ALZA") believes necessary for fair presentation of the results for the periods presented. Interim results are not necessarily indicative of results for the full year. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 1995 included in ALZA's 1995 Annual Report to Stockholders.

2.  SEPARATION OF UNITS

    Units were issued to ALZA stockholders as a special dividend in June 1993. Each Unit consisted of one share of Therapeutic Discovery Corporation ("TDC") Class A common stock and one warrant to purchase one-eighth of one share of ALZA common stock. On June 11, 1996, the component parts of the Units began trading separately on the Nasdaq Stock Market. Before the separation, the Units traded on the Nasdaq Stock Market under the symbol TDCAZ. Since the separation, the TDC Class A common stock trades under the symbol TDCA, and the ALZA warrants trade under the symbol ALZAW. The ALZA warrants are exercisable at a price of $65 per share, and will expire, if not previously exercised, on December 31, 1999.

                                                           ALZA CORPORATION
                                                                June 30, 1996



3. DEBT OBLIGATIONS

    In April 1996, ALZA completed a $500 million public offering of 5% convertible subordinated debentures due 2006 (the "5% Debentures"). The offering resulted in approximately $489 million of net proceeds to ALZA. Interest is payable semi-annually on May 1 and November 1 of each year, commencing November 1, 1996. Each 5% Debenture is convertible, at the option of the holder, at any time prior to maturity, unless previously redeemed or repurchased, into shares of ALZA common stock at a conversion price of $38.19 per share, subject to certain anti-dilution adjustments. The proceeds of the offering will be used for general corporate purposes, which may include expansion of ALZA's pharmaceutical business (including its sales and marketing activities), expansion of its research and development and manufacturing facilities, expenditures under existing or future joint ventures, partnerships or other similar agreements, the completion or continuation of the development of TDC products if ALZA exercises its right to license any or all of the TDC products or its purchase option with respect to TDC, the acquisition of assets, technologies, products and businesses to expand ALZA's operations, and working capital.

4.  LITIGATION

See Part II, Item 1 of this Quarterly Report on Form 10-Q.

                                                           ALZA CORPORATION
                                                                June 30, 1996




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

ALZA CORPORATION

    ALZA develops and commercializes innovative pharmaceutical products using advanced drug delivery technologies to add medical and economic value to drug therapies. ALZA's therapeutic systems can often increase efficacy, minimize unpleasant or harmful side effects and/or provide greater patient compliance. ALZA's development activities

                                                           ALZA CORPORATION
                                                                June 30, 1996




currently are undertaken pursuant to joint development and commercialization agreements with other companies. Generally, these companies reimburse ALZA for its development costs associated with the products and market the products developed, and ALZA receives royalties on sales of the products.
    ALZA formed Therapeutic Discovery Corporation ("TDC"), which commenced operations in mid-1993, for the purpose of selecting and developing new human pharmaceutical products combining ALZA's proprietary drug delivery technologies with various drug compounds, and commercializing such products, most likely through licensing to ALZA. ALZA and TDC currently are developing a range of products which are in various stages of development, including a number in clinical evaluation. TDC reimburses ALZA for ALZA's development costs associated with these products. ALZA has the right to license any or all of the products from TDC and an option to purchase all of the shares of TDC, which is discussed in more detail below.
    ALZA markets in the United States certain products it has developed, including Testoderm-Registered Trademark- (testosterone transdermal system) CIII, launched by ALZA Pharmaceuticals in 1994. ALZA Pharmaceuticals also co-promotes in the United States Duragesic-Registered Trademark- (fentanyl transdermal system) CII with Janssen Pharmaceutica, Inc. ("Janssen"), and Glucotrol XL-Registered Trademark-(glipizide) with Pfizer Inc. ("Pfizer").
In April 1996, ALZA began promoting Ethyol-Registered Trademark- (amifostine) and Mycelex-Registered Trademark-(clotrimazole) Troche in the United States. Ethyol-Registered Trademark- is a unique agent, developed by U.S. Bioscience, Inc. ("USB"), indicated for the reduction of cumulative renal toxicity associated with repeated administration of the chemotherapeutic drug cisplatin in patients with advanced ovarian cancer or non-small cell lung cancer. ALZA has exclusive rights to market Ethyol-Registered Trademark- in the

                                                           ALZA CORPORATION
                                                                June 30, 1996




U.S. for five years, with an option to extend for one additional year; USB co-promotes the product with ALZA. Mycelex-Registered Trademark- Troche is an antifungal agent for the treatment of oral thrush developed by Bayer Corporation ("Bayer"). Under the terms of the agreement with Bayer, ALZA will promote Mycelex-Registered Trademark- Troche in the United States for three years and will receive payments based on net sales of the product above a specified base level.
    On July 1, 1996, ALZA began co-promoting with USB in the United States two additional products developed by USB -- Hexalen-Registered Trademark-(altretamine), a product used in the treatment of advanced ovarian cancer, and NeuTrexin-Registered Trademark- (trimetrexate glucuronate), a product indicated as an alternate therapy for the treatment of moderate-to-severe PNEUMOCYSTIS CARINII pneumonia. Sales of Hexalen-Registered Trademark- and NeuTrexin-Registered Trademark- will be recorded by USB and, under the agreement, ALZA will receive payments based on net sales of the products. The term of the co-promotion period is up to five years and ALZA will receive residual payments after that period. USB is responsible for product manufacturing and distribution and will continue to provide marketing and clinical support throughout the period covered by this agreement.
    ALZA manufactures all or a portion of certain clients' requirements for products developed by ALZA, and also manufactures certain products marketed by ALZA. Net sales include sales to clients and sales of ALZA-marketed products.

RESULTS OF OPERATIONS
    ALZA's net income was $23.2 million or $0.27 per share ($20.9 million or $0.25 per share before non-recurring items) for the quarter ended June 30, 1996, compared to net income of $17.5 million or $0.21 per share for the quarter ended June 30, 1995.

                                                           ALZA CORPORATION
                                                                June 30, 1996




Net income for the six months ended June 30, 1996 was $43.5 million or $0.51 per share ($41.3 million or $0.49 per share before non-recurring items), compared to net income of $34.5 million or $0.42 per share for the six months ended June 30, 1995.
    ALZA's net income currently results primarily from royalties and fees from client companies. Royalties and fees, which are generally derived from sales by client companies of products developed jointly with ALZA, will vary from quarter to quarter as a result of changing levels of product sales by client companies and, occasionally, the receipt by ALZA of certain one-time fees. Because ALZA's clients generally take responsibility for obtaining necessary regulatory approvals and make all marketing and commercialization decisions regarding such products, most of the variables that affect ALZA's royalties and fees are not directly within ALZA's control. In addition, with increasing pressures for cost containment in the U.S. health care system, it can be expected that pharmaceutical product prices, including those of products developed by ALZA, will not increase as quickly as they have in the past, and could decrease. During the next several years, ALZA intends to become less dependent on royalties and fees by expanding ALZA's sales and marketing activities and by directly marketing more products (including products developed with TDC); however, there can be no assurance that these expanded activities will be successful, due to factors such as the risks of product development and clinical activities, the length of the regulatory approval process, acceptance of products by the intended markets, and the current health care cost containment environment.
    Royalties and fees for the quarter and six months ended June 30, 1996 increased to $47.7 million and $85.4 million, respectively, compared to $34.2 million and $68.2 million for the same periods in 1995. Excluding non-recurring items, which are discussed below,

                                                           ALZA CORPORATION
                                                                June 30, 1996




royalties and fees were $38.6 million and $76.3 million for the quarter and six months ended June 30, 1996, respectively. The increase in royalties and fees (excluding non-recurring items) resulted from increased sales of Adalat CR-Registered Trademark- (nifedipine) by Bayer AG, increased sales of Glucotrol XL-Registered Trademark- by Pfizer, royalties from initial sales of Covera-HS-Registered Trademark- (verapamil hydrochloride) by G. D. Searle, revenue from the promotion of Mycelex-Registered Trademark- Troche and a higher effective royalty rate on Procardia XL-Registered Trademark- (nifedipine) (offsetting a lower level of sales of Procardia XL-Registered Trademark- as discussed below), reduced in part by lower royalties on Transderm-Nitro-Registered Trademark- (nitroglycerin transdermal system).
    ALZA expects that, in the near term, net income will continue to result primarily from royalties on sales of currently marketed products.
    Royalties and fees for the quarter and six months ended June 30, 1996 include a non-recurring benefit of approximately $7 million from the reversal of a portion of the reserve accrued in 1994 and 1995 to account for a potential reduction in royalty income from Procardia XL-Registered
Trademark-, marketed in the U.S. by Pfizer, due to a U.S. patent issued to Bayer AG. Pfizer and ALZA have entered into an agreement under which the remainder of the reserve was utilized to satisfy ALZA's obligations related to the resolution of this royalty issue. Under this agreement, the royalty payable by Pfizer to ALZA on sales of Procardia XL-Registered Trademark- has been reset to 7%, retroactive to January 1, 1996. While ALZA's total royalties from Procardia XL-Registered Trademark- increased as a result of the higher effective royalty rate, sales of Procardia XL-Registered
Trademark-, as reported by Pfizer, decreased by 19% during the second quarter of 1996 compared to the same period in 1995. Including the approximate $7 million benefit, royalties from Procardia XL-Registered Trademark-accounted for approximately 50% of ALZA's royalties and fees for the quarter and six months ended June 30, 1996.

                                                           ALZA CORPORATION
                                                                June 30, 1996




Excluding non-recurring items, Procardia XL-Registered Trademark- accounted for approximately 40% and 45% of ALZA's royalties and fees, respectively, for the same periods.
    Royalties and fees for the quarter and six months ended June 30, 1996 also include an approximate $6 million benefit in connection with the settlement of litigation relating to patent disputes concerning transdermal nicotine patches. Under the terms of the settlement announced in June 1996, Ciba-Geigy Corporation ("Ciba") made a one-time payment to Hoechst Marion Roussel Inc. ("HMR") and ALZA, and will pay an ongoing royalty to be shared by HMR and ALZA on Ciba's U.S. nicotine patch sales, retroactive to January 1, 1996.
    Partially offsetting the additions to royalties and fees discussed above is a charge to establish a reserve of approximately $4 million representing the unamortized portion of a $5 million advance payment made in 1988 to the former limited partners of the ALZA OROS-Registered Trademark- Products Limited Partnership (the "Partnership") in connection with ALZA's exercise of its option to acquire all of the limited partners' interests in the Partnership. Under the terms of the Partnership agreement, the advance payment is creditable by ALZA, within specified limits, against payments otherwise due to the former limited partners on sales of the OROS-Registered Trademark- cold/allergy products and Covera-HS-Registered Trademark-. This reserve has been established due to uncertainties regarding ALZA's ability to utilize the prepayment within the time period specified in the Partnership agreement.
    Under a 1988 license agreement, Ciba Self-Medication ("CSM"), a U.S. subsidiary of Ciba, has marketed two of the OROS-Registered Trademark-cold/allergy products -- Efidac 24-Registered Trademark- Pseudoephedrine (pseudoephedrine hydrochloride) since 1993 and Efidac 24-Registered Trademark-Chlorpheniramine (chlorpheniramine maleate) since 1995. A third OROS-Registered Trademark- cold/allergy product,

                                                           ALZA CORPORATION
                                                                June 30, 1996




Efidac 24-Registered Trademark- Pseudoephedrine/Brompheniramine (pseudoephedrine hydrochloride/brompheniramine maleate), was cleared for marketing by the United States Food and Drug Administration in March 1996. During the second quarter of 1996, ALZA and Ciba reached an agreement whereby CSM will continue the marketing of Efidac 24-Registered Trademark- Pseudoephedrine and Efidac 24-Registered Trademark- Chlorpheniramine, on a nonexclusive basis, through the spring of 1997. CSM will not market the Efidac 24-Registered Trademark-Pseudoephedrine/Brompheniramine combination product.
    Subsequent to June 30, 1996, ALZA entered into a new arrangement concerning the OROS-Registered Trademark- pseudoephedrine product with a major pharmaceutical company that has a significant presence in the over-the-counter cough/cold/allergy market. During the next six months, this pharmaceutical company will review regulatory, market research and other information related to the product. If this pharmaceutical company determines to proceed with marketing the product, the parties intend to enter into a commercialization agreement, the material terms of which have been negotiated. ALZA is also discussing possible commercial arrangements for the OROS-Registered Trademark-chlorpheniramine and OROS-Registered Trademark- pseudoephedrine/brompheniramine products with this company and other major pharmaceutical companies.
    Research and development revenue of $35.1 million for the quarter and $65.4 million for the six months ended June 30, 1996 represents an increase of 50% and 45%, respectively, over the same periods in 1995 due to increased product development activities undertaken on behalf of TDC. Reducing research and development revenue for the quarter and six months ended June 30, 1996 were approximately $2.1 million of non-recurring items consisting of a credit given by ALZA to one of its clients for work that was

                                                           ALZA CORPORATION
                                                                June 30, 1996




previously billed and a charge for certain potentially uncollectable receivables. Research and development revenue from TDC was $28.6 million and $51.5 million for the quarter and six months ended June 30, 1996, respectively, and $14.5 million and $28.6 million for the corresponding periods in 1995.
    Research and development expenses for the quarter and six months ended
June 30, 1996 increased approximately 58% and 50%, respectively, as compared with the corresponding periods in 1995, primarily due to the increase in product development activities on behalf of TDC. Certain TDC products have reached later stages of development and therefore, higher levels of expenditures are required. ALZA expects that its product development expense for TDC products (and, correspondingly, ALZA's product development revenue from TDC) will remain approximately at current levels during the remainder of 1996. However, several factors may impact the level and timing of TDC expenditures, including any commercial arrangements with other companies, any reduction in the number of projects advancing to or continuing in later stages of development or any adjustments in rates of spending on products currently in development. If expenditures on product development by TDC were to continue at approximately current levels, it can be expected that the amount of TDC funding available for product development would be exhausted within the next 12 to 18 months. A majority of ALZA's research and development revenue is from TDC, and the elimination of TDC funding would significantly reduce ALZA's total revenues.
    ALZA has the option, exercisable at ALZA's sole discretion, to purchase, in accordance with a predetermined formula set forth in TDC's Restated Certificate of Incorporation, all (but not less than all) of the outstanding shares of TDC Class A common

                                                           ALZA CORPORATION
                                                                June 30, 1996




stock (the "Purchase Option"). The purchase price may be paid in cash, in ALZA common stock, or in any combination of the two, at the option of ALZA. In connection with an exercise of the Purchase Option, ALZA may incur a one-time charge due to the acquisition of in-process technology.
    Net sales of $33.6 million and $54.3 million for the quarter and six months ended June 30, 1996 increased 75% and 43% respectively, compared to the corresponding periods in 1995, primarily due to increased contract manufacturing activities related to the launch of Covera-HS-Registered Trademark- and in anticipation of the launch of the over-the-counter version of Nicoderm-Registered Trademark- (nicotine transdermal system). Costs of products shipped for the quarter and six months ended June 30, 1996 include approximately $2.4 million of non-recurring charges primarily related to costs associated with a limited recall of two lots of the Duragesic-Registered Trademark- product. The gross margin on net sales, excluding the non-recurring charge of $2.4 million discussed above, increased for the quarter and six months ended June 30, 1996 compared to the corresponding periods in 1995 due primarily to proportionately greater shipments of higher margin products.
    Because the vast majority of ALZA's net sales are generated from manufacturing products ordered by client companies, many factors affecting net sales are not within ALZA's control. Revenues can be expected to fluctuate from period to period depending on the volume, mix and timing of orders received from client companies. ALZA expects its gross margin on net sales to increase over the longer term, although quarter-to-quarter fluctuations can be expected to continue to occur. Higher gross margins may ultimately be achieved through increased utilization of capacity, greater operating efficiencies and a proportionate increase in the sales of ALZA-marketed products.

                                                           ALZA CORPORATION
                                                                June 30, 1996




    General, administrative and marketing expenses of $11.9 million for the quarter and $22.1 million for the six months ended June 30, 1996 increased 42% and 31%, respectively, compared to the corresponding periods in 1995. The increase was due in part to sales and marketing expenses related to the launch of Ethyol-Registered Trademark- and current amortization of the upfront payment ALZA made to USB for Ethyol-Registered Trademark-.
    Interest and other revenue, which consists primarily of interest income, increased 90% and 67%, respectively, for the quarter and six months ended
June 30, 1996 compared to the same periods in 1995, primarily due to higher average invested cash balances following ALZA's offering of 5% convertible subordinated debentures due 2006 (the "5% Debentures"), which resulted in approximately $489 million in net proceeds to ALZA. Also included in interest and other revenue was a $2.5 million non-recurring benefit resulting from the issuance to ALZA of shares of common stock of an unrelated company for the exclusive rights to use certain ALZA technology. Reducing interest and other revenue was a non-recurring charge of approximately $2.8 million related to ALZA's dental business activities and investments. Operating results of the ALZA and Procter & Gamble partnership have not met expectations primarily due to lower than expected sales of the Actisite-Registered Trademark- (tetracycline hydrochloride) periodontal fiber.
    Interest expense for the quarter and six months ended June 30, 1996 increased 96% and 56%, respectively, as compared with the corresponding periods in 1995, reflecting the higher outstanding balance on ALZA's 5 1/4% zero coupon convertible subordinated debentures due 2014 (the "5 1/4% Debentures") and the interest expense on ALZA's

                                                           ALZA CORPORATION
                                                                June 30, 1996




5% Debentures. It is expected that both interest income and interest expense will increase as a result of the 5% Debentures.
    ALZA's effective combined federal and state income tax rate for the year ended 1995 and for the quarter and six months ended June 30, 1996 was 38%.
    The number of weighted average common and common equivalent shares for the quarter and six months ended June 30, 1996, includes 12.3 million and
6.2 million shares, respectively, reflecting the effect of shares issuable upon conversion of the 5 1/4% Debentures. The 5 1/4% Debentures are considered common stock equivalents, but have been excluded from prior earnings per share calculations because they were antidilutive. Earnings per share for the quarter and six months ended June 30, 1996 is calculated by adding the after-tax interest incurred on the 5 1/4% Debentures ($3.0 million) to net income and dividing by the number of weighted average common and common equivalent shares.

LIQUIDITY AND CAPITAL RESOURCES
    ALZA invested $21.0 million during the first six months of 1996 in additions to property, plant and equipment to support its research and development and manufacturing activities. While ALZA believes its current facilities and equipment are sufficient to meet its current operating requirements, ALZA is expanding its facilities and equipment to support its medium-term and long-term requirements.

                                                           ALZA CORPORATION
                                                                June 30, 1996




    At the end of April 1996, ALZA completed a $500 million public offering of the 5% Debentures which resulted in approximately $489 million of net proceeds to ALZA. (See "Notes to the Condensed Consolidated Financial Statements (unaudited)" for a description of the 5% Debentures.) The proceeds of the offering will be used for general corporate purposes, which may include expansion of ALZA's pharmaceutical business (including its sales and marketing activities), expansion of its research and development and manufacturing facilities, expenditures under existing or future joint ventures, partnerships or other similar agreements, the completion or continuation of the development of TDC products if ALZA exercises its right to license any or all of the TDC products or its purchase option with respect to TDC, the acquisition of assets, technologies, products and businesses to expand ALZA's operations, and working capital.
    ALZA believes that its existing cash balances and investments, including the proceeds from the sale of the 5% Debentures, are adequate to fund its current cash needs. In addition, should the need arise, ALZA believes it would be able to raise additional capital. ALZA may also enter into strategic alliances with third parties which could provide additional funding for research and development, support for marketing and sales or the development of new products.

PART II. OTHER INFORMATION
Item 1.  LEGAL PROCEEDINGS
    In December 1991, a patent infringement suit was filed by Ciba-Geigy ("Ciba") against Marion Merrell Dow Inc., now Hoechst Marion Roussel Inc. ("HMR"), and ALZA in connection with the commercialization of Nicoderm-Registered Trademark- (nicotine transdermal system). In October 1994, the District Court granted a motion for summary judgment brought by ALZA and HMR, ruling the Ciba patent invalid. During January 1995, ALZA and HMR filed a separate suit against Ciba and its supplier for infringement of two U.S. patents issued to ALZA in 1994 relating to the transdermal administration of nicotine. During June 1996, ALZA and HMR entered into a settlement agreement with Ciba which resolved these disputes. Ciba made a one-time settlement payment to HMR and ALZA, and will pay an ongoing royalty on its U.S. nicotine patch sales retroactive to January 1, 1996. ALZA and HMR will share the royalty payments in accordance with agreements between them.
    During January 1994, a suit was filed against ALZA by Cygnus Therapeutic Systems ("Cygnus") seeking a declaration of unenforceability and invalidity of an ALZA patent relating to the transdermal administration of fentanyl (which patent covers the Duragesic-Registered Trademark- (fentanyl transdermal system) CII product) and alleging violation of antitrust laws. In April 1995, the District Court granted ALZA's motion to dismiss the lawsuit. Cygnus appealed that ruling. Subsequent to the end of the quarter, the Court of Appeals of the Federal Circuit upheld the District Court's dismissal of Cygnus' claims against ALZA.
    Pharmaceutical companies are subject to product liability claims from time to time. Product liability suits have been filed against Janssen Pharmaceutica, Inc. ("Janssen") and

ALZA from time to time relating to the Duragesic-Registered Trademark- product which is manufactured by ALZA and marketed by Janssen. Janssen is managing the defense of the Duragesic-Registered Trademark- suits in consultation with ALZA under an agreement between the parties.
    Historically, the cost of resolution of liability (including product liability) claims against ALZA has not been significant, and ALZA is not aware of any asserted or unasserted claims pending against it, including the suits mentioned above, the resolution of which would have a material adverse impact on the operations or financial position of ALZA.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
    (a)  The annual meeting of stockholders of ALZA was held on May 23, 1996.
    (b)  Not applicable
    (c) A total of 69,618,699 shares were represented at the annual meeting. Stockholders approved the following proposals:
         (i)  Election of Class III Directors:

                                               Votes            Votes
                                                For            Withheld
                                            ----------         --------
              Dr. Ernest Mario              68,687,918          930,781
              Isaac Stein                   68,632,700          985,999
              Dr. Alejandro Zaffaroni       68,816,286          802,413

         (ii) The ratification of the appointment of Ernst & Young LLP as ALZA's independent auditors for the fiscal year ended December 31, 1996.

              There were 69,333,251 votes in favor, 126,020 votes against, 159,428 abstentions and no broker non-votes.


         Stockholders did not approve a stockholder proposal to recommend that ALZA's Board of Directors take the necessary steps to declassify the Board of Directors so that all directors are elected annually. There were 28,228,776 votes in favor of the recommendation, 28,050,812 votes against, 823,663 abstentions and 12,515,448 broker non-votes. Abstentions are counted as votes against a proposal for purposes of determining whether or not a proposal has been approved.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K
    (a)  Exhibits:
         3.2  Composite By-laws of ALZA Corporation as restated on
              February 10, 1994 and amended on August 11, 1994,
              February 16, 1995 and February 15, 1996
         11   Statement Regarding Computation of Per Share Earnings
         27   Financial Data Schedule

    (b)  No reports on Form 8-K were filed during the quarter

                                      SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       ALZA CORPORATION



Date:  August 13, 1996                 By: /s/ E. Mario
                                          -------------------
                                          Dr. Ernest Mario
                                          Co-Chairman and
                                          Chief Executive Officer



Date:  August 13, 1996                 By: /s/ Bruce C. Cozadd
                                          --------------------
                                          Bruce C. Cozadd
                                          Vice President and Chief
                                          Financial Officer

                                    EXHIBIT INDEX



EXHIBIT

    3.2 Composite By-laws of ALZA Corporation as restated on February 10, 1994 and amended on August 11, 1994, February 16, 1995 and February 15, 1996

   11    Statement Regarding Computation of Per Share Earnings

   27    Financial Data Schedule