Form 10-Q
period 1996-09-30
ALZA CORP
filed 1996-11-14
CIK 4310

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

__X__ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934

For the quarterly period ended          SEPTEMBER 30, 1996

                                       or

____ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

                          Commission File Number 1-6247
                                                 ------

                                 ALZA CORPORATION
----------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          Delaware                                        77-0142070
 ------------------------------                      -------------------
 (State or other jurisdiction of                      (I.R.S. Employer
  incorporation or organization)                     Identification No.)

950 Page Mill Road, P.O. Box 10950, Palo Alto, California       94303-0802
---------------------------------------------------------       ----------
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

                                Yes __X__  No ___

Number of shares outstanding of each of the registrant's classes of common stock as of October 31, 1996:

Common Stock, $.01 par value - 84,561,517 shares

PART I.   FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS


                                ALZA CORPORATION
             Condensed Consolidated Statement of Income (unaudited)
                    (In thousands, except per share amounts)


                                                   Quarter Ended               Nine Months Ended
                                                    September 30,                September 30,
                                                 1996           1995           1996           1995
                                              ---------      --------      ---------     -----------
Revenues:
  Royalties and fees                          $  39,014      $  35,506      $ 124,389      $ 103,698
  Research and development                       29,426         27,525         94,843         72,710
  Net sales                                      29,444         16,377         83,756         54,383
  Interest and other                             16,979          6,190         36,743         18,052
                                              ---------      ---------      ---------      ---------
    Total revenues                              114,863         85,598        339,731        248,843

Costs and expenses:
  Research and development                       31,672         26,147        101,182         72,533
  Costs of products shipped                      21,413         15,422         66,971         48,582
  General, administrative and marketing          11,609          7,862         33,746         24,762
  Interest and other                             12,876          6,774         30,269         17,949
                                              ---------      ---------      ---------      ---------
    Total costs and expenses                     77,570         56,205        232,168        163,826
                                              ---------      ---------      ---------      ---------
Income before income taxes                       37,293         29,393        107,563         85,017

Provision for income taxes                       14,186         11,170         40,917         32,307
                                              ---------      ---------      ---------      ---------
Net income                                    $  23,107      $  18,223      $  66,646      $  52,710
                                              ---------      ---------      ---------      ---------
                                              ---------      ---------      ---------      ---------
Net income per common and
  common equivalent share*                    $     .27      $     .22      $     .78      $     .64
                                              ---------      ---------      ---------      ---------
                                              ---------      ---------      ---------      ---------
Weighted average common and
  common equivalent shares                       97,263         82,843         93,092         82,548
                                              ---------      ---------      ---------      ---------
                                              ---------      ---------      ---------      ---------


See accompanying notes.


 *The net income per common and common equivalent share calculation uses adjusted net income of $26,186 and $72,740 for the quarter and nine months ended September 30, 1996, respectively.

                                ALZA CORPORATION
                Condensed Consolidated Balance Sheet (unaudited)
                                 (In thousands)

                                                  September 30,    December 31,
ASSETS                                                1996            1995
                                                  ------------     ------------
Current assets:
  Cash and cash equivalents                       $    339,680      $   87,987
  Short-term investments                               637,480         331,037
  Receivables, net                                     120,203         108,020
  Inventories, at cost:
    Raw materials                                       15,624          15,786
    Work in process                                     15,748          15,251
    Finished goods                                       4,920           3,460
                                                  ------------      ----------
      Total inventories                                 36,292          34,497
  Prepaid expenses and other current assets             24,361          16,527
                                                  ------------      ----------
      Total current assets                           1,158,016         578,068

Property, plant and equipment                          391,571         359,495
Less accumulated depreciation and amortization         (95,443)        (82,511)
                                                  ------------      ----------
  Net property, plant and equipment                    296,128         276,984
Other assets                                           111,413          82,163
                                                  ------------      ----------
      Total assets                                $  1,565,557      $  937,215
                                                  ------------      ----------
                                                  ------------      ----------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                $     15,445      $   20,043
  Accrued income taxes                                  11,944           2,146
  Accrued compensation                                  17,447          13,404
  Accrued interest                                      13,240           3,325
  Deferred revenue                                       1,329          17,630
  Other current liabilities                              5,406          11,400
                                                  ------------      ----------
      Total current liabilities                         64,811          67,948


5% convertible subordinated debentures                 500,000               -
5 1/4% zero coupon convertible subordinated
    debentures                                         377,365         362,944
Other long-term liabilities                             57,309          51,770

Stockholders' equity:
  Common stock and additional paid-in capital          358,473         311,276
  Net unrealized (losses) gains on available-
    for-sale securities, net of tax effect                (438)          1,886
  Retained earnings                                    208,037         141,391
                                                  ------------     -----------
      Total stockholders' equity                       566,072         454,553
                                                  ------------     -----------
      Total liabilities and stockholders' equity  $  1,565,557      $  937,215
                                                  ------------     -----------
                                                  ------------     -----------


See accompanying notes.

                                ALZA CORPORATION
           Condensed Consolidated Statement of Cash Flows (unaudited)
                                  (In thousands)


                                                                Nine Months Ended September 30,
                                                                      1996                 1995
                                                                 ----------           ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                     $  66,646            $  52,710
  Non-cash adjustments to reconcile net income
   to net cash provided by operating activities:
    Depreciation and amortization                                   15,821               10,957
    Interest on 5 1/4% zero coupon convertible
     subordinated debentures                                        14,421               13,712
    Increase (decrease) in assets:
      Receivables                                                  (12,183)             (14,871)
      Inventories                                                   (1,795)                (567)
      Prepaid expenses and other current assets                     (6,216)                 246
   (Increase) decrease in liabilities:
      Accounts payable                                              (4,598)             (10,154)
      Accrued income taxes                                           9,798                  995
      Accrued compensation                                           4,043                1,314
      Accrued interest                                               9,915                  (96)
      Deferred revenue                                             (16,301)               6,785
      Other current and long-term liabilities                          395                7,323
                                                                 ---------            ---------
       Total adjustments                                            13,300               15,644
                                                                 ---------            ---------
    Net cash provided by operating activities                       79,946               68,354

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                             (32,076)             (27,961)
  Purchases of available-for-sale securities                      (736,459)            (147,772)
  Sales of available-for-sale securities                           383,803               83,831
  Maturities of available-for-sale securities                       42,271                7,012
  Increase in cash surrender value-life
    insurance and prepaid premiums                                 (12,102)              (2,312)
  (Increase) decrease in other assets                               (8,787)               1,730
                                                                 ---------            ---------
    Net cash used in investing activities                         (363,350)             (85,472)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments on long-term debt                                (850)                   -
  Net proceeds from 5% convertible
    subordinated debentures                                        488,750                    -
  Issuances of common stock                                         47,197                7,324
                                                                 ---------            ---------
    Net cash provided by financing activities                      535,097                7,324
                                                                 ---------            ---------
Net increase (decrease) in cash and cash
  equivalents                                                      251,693               (9,794)
Cash and cash equivalents at beginning
  of period                                                         87,987               88,844
                                                                 ---------            ---------
Cash and cash equivalents at end
  of period                                                      $ 339,680            $  79,050
                                                                 ---------            ---------
                                                                 ---------            ---------


See accompanying notes.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


1.  BASIS OF PRESENTATION

    The information at September 30, 1996 and for the nine months ended September 30, 1996 and 1995 is unaudited, but includes all adjustments (consisting only of normal recurring adjustments) that the management of ALZA Corporation ("ALZA") believes necessary for fair presentation of the results for the periods presented. Interim results are not necessarily indicative of results for the full year. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 1995 included in ALZA's 1995 Annual Report to Stockholders.

2.  LITIGATION

See Part II, Item 1 of this Quarterly Report on Form 10-Q.

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

NOTICE CONCERNING FORWARD-LOOKING STATEMENTS

    Some of the statements made in this Form 10-Q are forward-looking in nature, including but not limited to ALZA Corporation's product development plans, plans concerning the commercialization of products, and other statements that are not historical facts. Forward-looking statements in this Form 10-Q include language in the form of one of the following words:
"intend", "believe", "will", "may", "anticipate", "expect" and similar terms. The occurrence of the events described, and the achievement of the intended results, are subject to the future occurrence of many events, some or all of which are not predictable or within ALZA Corporation's control; therefore, actual results may differ materially from those anticipated in any forward-looking statements. Many risks and uncertainties which could affect the possible results described in forward-looking statements are inherent in the pharmaceutical industry; others are more specific to ALZA Corporation's business. Risks related to ALZA Corporation's business are described in ALZA Corporation's Annual Report on Form 10-K, including risks associated with technology and product development, risks relating to clinical development and medical acceptance of products, changes in the health care marketplace, patent and intellectual property matters, regulatory and manufacturing issues, and risks associated with competition.

ALZA CORPORATION

    ALZA Corporation ("ALZA") develops and commercializes innovative pharmaceutical products using advanced drug delivery technologies to add medical and economic value to drug therapies. ALZA's therapeutic systems can often increase efficacy, minimize unpleasant or harmful side effects and/or provide greater patient compliance. ALZA's development activities currently are undertaken pursuant to joint development and commercialization agreements with other companies. Generally, these companies reimburse ALZA for its development costs associated with the products and market the products developed, and ALZA receives royalties on sales of the products.

    ALZA formed Therapeutic Discovery Corporation ("TDC"), which commenced operations in mid-1993, for the purpose of selecting and developing new human pharmaceutical products combining ALZA's proprietary drug delivery technologies with various drug compounds, and commercializing such products, most likely through licensing to ALZA. ALZA and TDC currently are developing a range of products which are in various stages of development, including a number in clinical evaluation. TDC reimburses ALZA for ALZA's development costs associated with these products. ALZA has the right to license any or all of the products from TDC and an option to purchase all of the shares of TDC as discussed below.

    ALZA markets in the United States certain products it has developed, including Testoderm-Registered Trademark- (testosterone transdermal system) CIII, launched by ALZA Pharmaceuticals in 1994. ALZA Pharmaceuticals also co-promotes in the United States Duragesic-Registered Trademark- (fentanyl transdermal system) CII with Janssen Pharmaceutica, Inc. ("Janssen"), and Glucotrol XL-Registered Trademark-(glipizide) with Pfizer Inc. ("Pfizer").
In April 1996, ALZA began promoting Ethyol-Registered Trademark- (amifostine) and Mycelex-Registered Trademark- (clotrimazole) Troche in the United States. Ethyol-Registered Trademark- is a unique agent, developed by U.S.
Bioscience, Inc. ("USB"), indicated for the reduction of cumulative renal toxicity associated with repeated administration of the chemotherapeutic drug cisplatin in patients with advanced ovarian cancer or non-small cell lung cancer. ALZA has exclusive rights to market Ethyol-Registered Trademark- in the U.S. for five years, with an option to extend for one additional year. ALZA will receive residual payments after that period. USB co-promotes the product with ALZA. Mycelex-Registered Trademark- Troche is an antifungal agent for the treatment of oral thrush developed by Bayer Corporation ("Bayer"). Under the terms of the agreement with Bayer, ALZA will promote Mycelex-Registered Trademark- Troche in the United States for three years and will receive payments based on net sales of the product above a specified base level.

    During the quarter, ALZA began co-promoting with USB in the United States two additional products developed by USB -- Hexalen-Registered Trademark- (altretamine), a product used in the treatment of advanced ovarian cancer, and NeuTrexin-Registered Trademark- (trimetrexate glucuronate), a product indicated as an alternate therapy for the treatment of moderate-to-severe PNEUMOCYSTIS CARINII pneumonia. Sales of Hexalen-Registered Trademark- and NeuTrexin-Registered Trademark- are recorded by USB and, under the agreement, ALZA receives payments based on net sales of the products. The term of the co-promotion period is up to five years, and ALZA will receive residual payments after that period. USB is responsible for product manufacturing and distribution and will continue its marketing and clinical support for these products.

    ALZA manufactures all or a portion of certain clients' requirements for products developed by ALZA, and also manufactures certain products marketed by ALZA. Net sales include sales to clients and sales of ALZA-marketed products.

RESULTS OF OPERATIONS

    ALZA's net income was $23.1 million or $0.27 per share for the quarter ended September 30, 1996, compared to net income of $18.2 million or $0.22 per share for the quarter ended September 30, 1995. Net income for the nine months ended September 30, 1996 was $66.6 million or $0.78 per share ($64.4 million or $0.76 per share before non-recurring items discussed below), compared to net income of $52.7 million or $0.64 per share for the nine months ended September 30, 1995.

    ALZA's net income currently results primarily from royalties and fees from client companies. Royalties and fees, which are generally derived from sales by client companies of products developed jointly with ALZA, will vary from quarter to quarter as a result of changing levels of product sales by client companies and, occasionally, the receipt by ALZA of certain one-time fees. Because ALZA's clients generally take responsibility for obtaining necessary regulatory approvals and make all marketing and commercialization decisions regarding such products, most of the variables that affect ALZA's royalties and fees are not directly within ALZA's control. The introduction of newer competitive products could also have an adverse effect on royalties and fees. In addition, with increasing pressures for cost containment in the U.S. health care system, it can be expected that pharmaceutical product prices, including those of products developed by ALZA, will not increase as quickly as they have in the past, and could decrease. During the next several years, ALZA intends to become less dependent on royalties and fees by expanding ALZA's sales and marketing activities and by directly marketing more products (including products developed with TDC); however, there can be no assurance that these expanded activities will be successful, due to factors such as the risks of product development and clinical activities, the length of the regulatory approval process, acceptance of products by the intended markets, and the current health care cost containment environment. ALZA expects that, in the near term, net income will continue to result primarily from royalties on sales of currently marketed products.

    Royalties and fees for the quarter ended September 30, 1996 increased to $39.0 million, compared to $35.5 million (after the $2 million in additions to the reserve established to account for a potential reduction in royalty income from Procardia XL-Registered Trademark- (nifedipine) discussed below) for the same period in 1995. The increase in royalties and fees during the quarter ended September 30, 1996, as compared with the same period in 1995, resulted from increased sales of Duragesic-Registered Trademark- by Janssen and of Glucotrol XL-Registered Trademark- by Pfizer. Despite lower sales of Procardia XL-Registered Trademark- during the third quarter of 1996, royalties on this product were essentially flat compared with the quarter ended September 30, 1995 due to a higher effective royalty rate, as discussed below.

    Royalties and fees for the nine months ended September 30, 1996 increased to $124.4 million ($115.3 million excluding non-recurring items discussed below) compared to $103.7 million (after the $7 million in additions to the reserve established to account for a potential reduction in royalty income from Procardia XL-Registered Trademark- discussed below) for the same nine months in 1995. Royalties and fees for the nine months ended September 30, 1996 include a non-recurring benefit of approximately $7 million from the reversal of a portion of the reserve accrued in 1994 and 1995 to account for a potential reduction in royalty income from Procardia XL-Registered Trademark-. During the second quarter of 1996, Pfizer and ALZA entered into an agreement under which the remainder of the reserve was utilized to satisfy ALZA's obligations related to the resolution of this royalty issue. Under that agreement, the royalty payable by Pfizer to ALZA on sales of Procardia XL-Registered Trademark- was reset to 7%, retroactive to January 1, 1996. While ALZA's total royalties from Procardia XL-Registered Trademark- increased as a result of the higher effective royalty rate, sales of Procardia XL-Registered Trademark-, as reported by Pfizer, decreased by 13% during the nine months ended September 30, 1996 compared to the same period in 1995. Including the non-recurring benefit of approximately $7 million from the reserve reversal, royalties from Procardia XL-Registered Trademark- accounted for approximately 45% of ALZA's royalties and fees for the nine months ended September 30, 1996. Excluding non-recurring items, Procardia XL-Registered Trademark- accounted for approximately 40% of ALZA's royalties and fees for the nine months ended September 30, 1996. Procardia XL-Registered Trademark- accounted for approximately 40% of royalties and fees for the quarter ended September 30, 1996.

    Royalties and fees for the nine months ended September 30, 1996 also include a non-recurring benefit of approximately $6 million in connection with the settlement of litigation relating to patent disputes concerning transdermal nicotine patches. Also included in royalties and fees for the nine months ended September 30, 1996 is a non-recurring charge to establish a reserve of approximately $4 million representing the unamortized portion of a $5 million advance payment made in 1988 to the former limited partners of the ALZA OROS-Registered Trademark- Products Limited Partnership (the "Partnership"). The advance payment was made in connection with ALZA's exercise of its option to acquire all of the limited partners' interests in the Partnership.

    Research and development revenue of $29.4 million for the quarter and $94.8 million for the nine months ended September 30, 1996 represents an increase of 7% and 30%, respectively, over the same periods in 1995, due to product development activities undertaken on behalf of TDC. Reducing research and development revenue for the nine months ended September 30, 1996 were approximately $2.1 million of non-recurring items consisting of a credit given by ALZA to one of its clients for work that was previously billed and a charge for certain potentially uncollectable receivables. Research and development revenue from TDC was $22.4 million and $73.9 million for the quarter and nine months ended September 30, 1996, respectively, and $18.4 million and $47.0 million for the corresponding periods in 1995.

    Research and development expenses for the quarter and nine months ended September 30, 1996 increased approximately 21% and 39%, respectively, as compared with the corresponding periods in 1995, primarily due to product development activities on behalf of TDC. Certain TDC products have reached later stages of development, and higher levels of expenditures are therefore required. ALZA expects that its product development expense for TDC products (and, correspondingly, ALZA's product development revenue from TDC) will remain approximately at current levels during the remainder of 1996.
However, several factors may impact the level and timing of TDC expenditures, including the discontinuation of the development of any TDC product, any change in the number of products advancing to or continuing in later stages of development, any adjustments in the rates of spending on products currently in development, or any commercial arrangements with other companies.

    ALZA has the option, exercisable at ALZA's sole discretion, to purchase, in accordance with a predetermined formula set forth in TDC's Restated Certificate of Incorporation, all (but not less than all) of the outstanding shares of TDC Class A common stock (the "Purchase Option"). The purchase price may be paid in cash, in ALZA common stock, or in any combination of the two, at the option of ALZA. If ALZA were to exercise the Purchase Option, ALZA would incur a one-time charge due to the acquisition of in-process technology.

    If expenditures on product development by TDC continue at approximately current levels, it can be expected that all TDC funds available for product development will be exhausted during the second half of 1997. Once these funds are exhausted, ALZA's research and development revenues can be expected to decrease significantly unless the TDC revenues are replaced with research and development revenues from other client companies. In addition, once TDC has expended all of its funds available for product development, ALZA will be required to determine whether or not to exercise the Purchase Option. If ALZA were to exercise the Purchase Option, ALZA would need to fund the continued development expenses for the TDC products. If ALZA were to choose not to exercise the Purchase Option, but to license some or all of the TDC products for commercialization in some or all countries, ALZA would need to fund any additional product development necessary to commercialize each of the licensed products in those countries. In either case, the product development activities would result in research and development expenses without the corresponding research and development revenues that were previously provided by TDC.

    Net sales of $29.4 million and $83.8 million for the quarter and nine months ended September 30, 1996 increased 80% and 54% respectively, compared to the corresponding periods in 1995, primarily due to shipments to ALZA's client companies of launch quantities of Covera-HS-Registered Trademark- (verapamil) and NicoDerm-Registered Trademark- CQ-TM-, the over-the-counter version of

Nicoderm-Registered Trademark- (nicotine transdermal system). The increase in net sales was also due in part to sales of Ethyol-Registered Trademark-. Excluding the non-recurring charge of $2.4 million discussed below, costs of products shipped increased 39% and 33%, respectively, for the quarter and nine months ended September 30, 1996 compared to the corresponding periods in 1995. Costs of products shipped for the nine months ended September 30, 1996 include approximately $2.4 million of non-recurring charges primarily related to costs associated with a limited recall of two lots of the Duragesic-Registered Trademark- product.

    ALZA's gross margin as a percent of net sales increased to 27% for the quarter ended September 30, 1996 compared to 6% for the quarter ended September 30, 1995. Excluding the non-recurring charge of $2.4 million discussed above, ALZA's gross margin as a percent of net sales increased to 23% for the nine months ended September 30, 1996 compared to 11% for the corresponding period in 1995. The increases were due to higher contract manufacturing activities associated with the manufacturing of launch quantities and proportionately greater shipments of higher margin products.

    When ALZA's clients prepare to launch an ALZA-developed product that is manufactured by ALZA, the clients generally order significant quantities of product in anticipation of the launch. ALZA's shipments to fill these orders generally result in a significant increase in net sales for the periods in which ALZA manufactures and ships such launch quantities. Because there are many uncertainties involved in the launch of a new product, ALZA's net sales of launch quantities of a new product are not necessarily indicative of future ALZA net sales of that product. Net sales therefore can be expected to fluctuate from period to period, sometimes very significantly, depending on the volume, mix and timing of orders received from client companies, which are not within ALZA's control. ALZA expects its gross margin on net sales to increase from historical rates over the longer term, although quarter-to-quarter fluctuations, even significant ones, can be expected to continue to occur for the reasons discussed above. A trend of higher than historical gross margins may ultimately be achieved through increased utilization of capacity, greater operating efficiencies and a proportionate increase in the sales of ALZA-marketed products.

    General, administrative and marketing expenses of $11.6 million for the quarter and $33.7 million for the nine months ended September 30, 1996 increased 48% and 36%, respectively, compared to the corresponding periods in 1995. The increase was due in part to sales and marketing expenses related to the launch of Ethyol-Registered Trademark-, amortization of the upfront payment ALZA paid to USB for Ethyol-Registered Trademark-, and an increase in overall general and administrative expenses in support of increased corporate activities.

    Interest and other revenue, which consists primarily of interest income, increased 174% and 104%, respectively, for the quarter and nine months ended September 30, 1996 compared to the same periods in 1995, primarily due to higher average invested cash balances following ALZA's offering of $500 million of 5% convertible subordinated debentures due 2006 (the "5% Debentures") in April 1996, and also due to realized gains on sales of investments. Also included in interest and other revenue for the nine months ended September 30, 1996 was a $2.5 million non-recurring benefit resulting from the issuance to ALZA of shares of common stock of an unrelated company for the exclusive rights to use certain ALZA technology. Reducing interest and other revenue for the nine months ended September 30, 1996 was a non-recurring charge of approximately $2.8 million related to ALZA's dental business activities and investments. Operating results of the ALZA and Procter & Gamble partnership have not met expectations primarily due to lower than expected sales of the Actisite-Registered Trademark- (tetracycline hydrochloride) periodontal fiber.

    Interest expense for the quarter and nine months ended September 30, 1996 increased 90% and 69%, respectively, as compared with the corresponding periods in 1995, reflecting the interest expense on ALZA's 5% Debentures and the higher outstanding balance on ALZA's 5 1/4% zero coupon convertible subordinated debentures due 2014 (the "5 1/4% Debentures").

    ALZA's effective combined federal and state income tax rate for the year ended 1995 and for the quarter and nine months ended September 30, 1996 was 38%.

    The number of weighted average common and common equivalent shares for the quarter and nine months ended September 30, 1996 includes 12.3 million and 8.2 million shares, respectively, issuable upon conversion of the 5 1/4% Debentures. Because the 5 1/4% Debentures were dilutive for the quarters ended June 30, 1996 and September 30, 1996, only a correspondingly proportional number of shares were included in the calculations for the nine months ended September 30, 1996. These shares are considered common stock equivalents, but have been excluded from the earnings per share calculations for the quarter and nine months ended September 30, 1995 as they were antidilutive for those periods. Earnings per share for the quarter and nine months ended September 30, 1996 are calculated by adding to net income the after-tax interest incurred on the 5 1/4% Debentures for the periods in which they were dilutive ($3.1 million and $6.1 million, respectively) and dividing by the number of weighted average common and common equivalent shares.

LIQUIDITY AND CAPITAL RESOURCES

    ALZA invested $32.1 million during the first nine months of 1996 in additions to property, plant and equipment to support its research and development and manufacturing activities. While ALZA believes its current facilities and equipment are sufficient to meet its current operating requirements, ALZA is expanding its facilities and equipment to support its medium-term and long-term requirements.

    At the end of April 1996, ALZA completed a $500 million public offering of the 5% Debentures which resulted in approximately $489 million of net proceeds to ALZA. The proceeds of the offering will be used for general corporate purposes, which may include expansion of ALZA's pharmaceutical business (including its sales and marketing activities), expansion of its research and development and manufacturing facilities, expenditures under existing or future joint ventures, partnerships or other similar agreements, the completion or continuation of the development of TDC products if ALZA exercises its right to license any or all of the TDC products or its Purchase Option with respect to TDC, the acquisition of assets, technologies, products and businesses to expand ALZA's operations, and working capital needs.

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

PART II.  OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS

    During January 1994, a suit was filed against ALZA by Cygnus Therapeutic Systems ("Cygnus") seeking a declaration of unenforceability and invalidity of an ALZA patent relating to the transdermal administration of fentanyl (which patent covers the Duragesic-Registered Trademark- (fentanyl transdermal system) CII product) and alleging violation of antitrust laws. In April 1995, the District Court granted ALZA's motion to dismiss the lawsuit. Cygnus appealed that ruling. During the quarter ended September 30, 1996, the Court of Appeals of the Federal Circuit upheld the District Court's dismissal of Cygnus' claims against ALZA. Cygnus has no further right of appeal.

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

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

   (a)    Exhibits:


        3.2 Composite Bylaws of ALZA Corporation as restated on February 10, 1994 and amended on August 11, 1994, February 16, 1995, February 15, 1996 and August 13, 1996

         11         Statement Regarding Computation of Per Share Earnings

         27         Financial Data Schedule


   (b)    No reports on Form 8-K were filed during the quarter

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   ALZA CORPORATION



Date: November 13, 1996            By:       /s/ E. Mario
                                       ----------------------------
                                           Dr. Ernest Mario
                                           Co-Chairman and
                                       Chief Executive Officer



Date: November 13, 1996            By:    /s/ Bruce C. Cozadd
                                       ----------------------------
                                            Bruce C. Cozadd
                                       Vice President and Chief
                                           Financial Officer

                                  EXHIBIT INDEX




EXHIBIT
-------

 3.2 Composite Bylaws of ALZA Corporation as restated on February 10, 1994 and amended on August 11, 1994, February 16, 1995, February 15, 1996 and August 13, 1996

11   Statement Regarding Computation of Per Share Earnings

27   Financial Data Schedule