Form 10-K
period 1996-12-31
ALZA CORP
filed 1997-03-31
CIK 4310

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                          Commission File Number 1-6247

                                   ALZA CORPORATION
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

               Delaware                                   77-0142070
  -------------------------------                  --------------------------
  (State or other jurisdiction of                       (I.R.S. Employer
   incorporation of organization)                      Identification No.)

950 Page Mill Road, P.O. Box 10950, Palo Alto, CA               94303-0802
--------------------------------------------------             -------------
     (Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code:  (415) 494-5000
                                                   --------------------
Securities registered pursuant to Section 12(b) of the Act:

                                                  Name of each exchange
Title of each class                                 on which registered
--------------------                              -------------------------

Common Stock                                      New York Stock Exchange

5 1/4% Liquid Yield Option-TM- Notes due 2014     New York Stock Exchange
      (Zero Coupon-Subordinated)

5% Convertible Subordinated Debentures due 2006   New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

ALZA Corporation Warrants (to purchase Common Stock at $65 per share)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     State the aggregate market value of the voting stock held by non-affiliates of the registrant, as of March 17, 1997: $2,410,274,299

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of March 17, 1997:

     Title of Class                               Number of Shares
     --------------                               -----------------
     Common Stock                                    84,912,721

                       DOCUMENTS INCORPORATED BY REFERENCE

     Part II, Items 5, 6, 7 and 8 are incorporated by reference to the registrant's Annual Report to Stockholders for the year ended December 31, 1996; Part III, Items 10, 11, 12 and 13 are incorporated by reference to the definitive proxy statement for the registrant's Annual Meeting of Stockholders to be held on May 8, 1997.

                    ALZA CORPORATION FORM 10-K ANNUAL REPORT
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                                TABLE OF CONTENTS


                                                                 Page

PART I

Item 1. BUSINESS. . . . . . . . . . . . . . . . . . . . . . . . . .3

Item 2. PROPERTIES. . . . . . . . . . . . . . . . . . . . . . . . 19

Item 3. LEGAL PROCEEDINGS . . . . . . . . . . . . . . . . . . . . 19

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS . . . 20

        EXECUTIVE OFFICERS OF THE REGISTRANT. . . . . . . . . . . 21

PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
        STOCKHOLDER MATTERS . . . . . . . . . . . . . . . . . . . 23

Item 6. SELECTED FINANCIAL DATA . . . . . . . . . . . . . . . . . 23

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS . . . . . . . . . . . 23

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA . . . . . . . 23

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE . . . . . . . . . . . 23

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT . . . 24

Item 11. EXECUTIVE COMPENSATION . . . . . . . . . . . . . . . . . 24

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
         AND MANAGEMENT . . . . . . . . . . . . . . . . . . . . . 24

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS . . . . . 24

PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
         ON FORM 8-K. . . . . . . . . . . . . . . . . . . . . . . 25

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

    Historically, most of ALZA's product development activities have been undertaken pursuant to joint development and commercialization agreements with large pharmaceutical companies. These agreements normally provide for the pharmaceutical company client to reimburse ALZA for costs incurred in product development and clinical evaluation of a specified product, including a portion of general and administrative expenses. The client receives marketing rights to the product, and ALZA receives royalties based on the client's sales of the product. In some cases ALZA manufactures all or a portion of the client's requirements of the product; in other cases the client manufactures the product. Among the ALZA-developed products commercialized to date by client companies are Procardia XL-Registered Trademark- (nifedipine) for the treatment of angina and hypertension, Duragesic-Registered Trademark- (fentanyl) CII for the management of severe chronic pain, Transderm-Nitro-Registered Trademark- (nitroglycerin) for the prevention and treatment of angina and NicoDerm-Registered Trademark- CQ-TM- (nicotine) for use as an aid in smoking cessation.

    The United States health care industry has changed dramatically in the last several years. Pharmaceutical companies have merged and reduced their combined sales forces, acquired pharmacy benefit companies, and built alliances in an effort to cut costs, ensure market share, and improve research and development productivity. In this environment, every new pharmaceutical product must add value to the health care marketplace.

    Beginning in the early 1990s and accelerating over the past several years, ALZA has embarked on a three-part strategy to capitalize on the opportunities created by the new health care marketplace. First, ALZA has continued its traditional product development arrangements with client companies. ALZA currently has products in development with several of the world's largest pharmaceutical companies. Second, ALZA has expanded its commercialization capabilities and activities as described under "ALZA Pharmaceuticals" below. ALZA now has an approximately 60 person sales force which promotes Ethyol-Registered Trademark- (amifostine), Testoderm-Registered Trademark- (testosterone) CIII, Testoderm-Registered Trademark- with Adhesive and Mycelex-Registered Trademark- (clotrimazole) Troche, and co-promotes Duragesic-Registered Trademark- (fentanyl) CII, Glucotrol XL-Registered Trademark- (glipizide), the ENACT AirWatch-TM-system, Hexalen-Registered Trademark- (altretamine) and NeuTrexin-Registered Trademark- (trimetrexate glucuronate). As part of its strategy to expand its commercialization activities and in order to decrease ALZA's dependence on client companies, in 1993 ALZA formed Therapeutic Discovery Corporation ("TDC") to develop, with ALZA, a pipeline of products for commercialization by ALZA. At the end of 1996, ALZA submitted a New Drug Application for a second-generation transdermal testosterone product under development with TDC, and a number of additional products were in the ALZA/TDC pipeline, including several in clinical evaluation. (See "Therapeutic Discovery Corporation" below.) Third, in order to extend ALZA's leadership in drug delivery technology, ALZA formed the ALZA Technology Institute ("ATI") in 1994. ATI is increasing ALZA's investment in the research and development of therapeutic systems, including systems for the delivery of biotechnology compounds and for use in gene therapy.

NOTICE CONCERNING FORWARD-LOOKING STATEMENTS

     Some of the statements made in this Form 10-K are forward-looking in nature, including but not limited to ALZA's product development activities and plans, plans concerning the commercialization of products, and other statements that are not historical facts. The occurrence of the events described, and the achievement of the intended results, are subject to the future occurrence of many events, some or all of which are not predictable or within ALZA's control; therefore, actual results may differ materially from those anticipated in any forward-looking statements. Many risks and uncertainties are inherent in the pharmaceutical industry; others are more specific to ALZA's business. Many of the significant risks related to ALZA's business are described in this Form 10-K, including risks associated with technology and product development, risks relating to clinical development, regulatory clearance to market products and medical acceptance of products, changes in the health care marketplace, patent and intellectual property matters, regulatory and manufacturing issues, and risks associated with competition from other companies.

ALZA TECHNOLOGIES AND PRODUCTS

    D-TRANS-TM- TRANSDERMAL SYSTEMS. ALZA's transdermal therapeutic systems provide for the controlled delivery of drugs directly into the bloodstream through intact skin. Transdermal systems are well suited for the delivery of potent drugs that are poorly absorbed and/or extensively metabolized when administered orally. ALZA's D-TRANS-TM- products are thin, multilayer systems, in the form of small adhesive patches, that combine a drug reservoir with a polymer membrane or other mechanism to control drug release to the surface of intact skin, and then through the skin into the bloodstream.

    The transdermal products developed by ALZA and marketed in the United States and/or other countries include:

   - CATAPRES-TTS-Registered Trademark- (clonidine) - Applied once-weekly for the treatment of hypertension, marketed by Boehringer Ingelheim Pharmaceutical, Inc.
        ("Boehringer").

   - DURAGESIC-Registered Trademark- (fentanyl) CII - A 72-hour system for management of chronic pain in patients who require continuous opioid analgesia for pain that cannot be controlled by lesser means, marketed by Janssen Pharmaceutica, Inc. (together with its affiliates, "Janssen") and co-promoted in the United States by ALZA Pharmaceuticals.

   - NicoDerm-Registered Trademark- CQ-TM- / NICODERM-Registered Trademark- (nicotine) - Applied once-daily to aid in smoking cessation. NicoDerm-Registered Trademark- CQ-TM-is marketed for over-the-counter use by SmithKline
        Beecham as part of a joint venture with Hoechst Marion Roussel, Inc. ("HMR"), and Nicoderm-Registered Trademark-is marketed as a prescription product by HMR in Australia, Canada, South Korea, New Zealand and the
        United States.

   - TESTODERM-Registered Trademark- AND TESTODERM-Registered Trademark- WITH ADHESIVE (testosterone) CIII - A once-daily transdermal system for replacement therapy in males for conditions associated with a deficiency or absence of endogenous testosterone, marketed by ALZA Pharmaceuticals in the United States. In January 1997, Scitech Genetics Limited introduced Testoderm-Registered Trademark- and Testoderm-Registered Trademark- with Adhesive in Singapore under a distribution agreement with ALZA. ALZA has executed an agreement with Ferring N.V. ("Ferring") pursuant to which Ferring has the right to market Testoderm-Registered Trademark- and Testoderm-Registered Trademark- with Adhesive in 12 European countries.

   - TRANSDERM-NITRO-Registered Trademark- (nitroglycerin) - Applied once-daily for the prevention and treatment of angina pectoris, marketed by Novartis Pharmaceuticals Corporation (together with its affiliates, "Novartis").

   -    TRANSDERM SCOP-Registered Trademark- (scopolamine) -
        Applied once every three days for prevention of nausea and vomiting associated with motion sickness, marketed by Novartis.

    A number of additional transdermal products are in various stages of development and clinical testing.


      ORAL SYSTEMS. ALZA has developed several therapeutic systems for oral administration. ALZA's OROS-Registered Trademark- products resemble conventional tablets or capsules in appearance, but use an osmotic mechanism to provide pre-programmed, controlled drug delivery to the gastrointestinal tract. An OROS-Registered Trademark- product comprises a polymer membrane with one or more laser-drilled holes surrounding a core containing the drug or drugs, with or without osmotic or other agents. Water from the gastrointestinal tract diffuses through the membrane at a controlled rate into the drug core, causing the drug to be released in solution or suspension at a predetermined controlled rate out of the laser-drilled hole(s). OROS-Registered Trademark- systems are well suited for delivering drug compounds throughout the gastrointestinal tract in programmed delivery for local treatment or systemic absorption.

      The OROS-Registered Trademark- products developed by ALZA and marketed in the United States and/or other countries include:

   -          COVERA-HS-TM- (verapamil) - A once-daily
              Controlled-Onset-Extended-Release (COER-24-TM-) tablet for the treatment of hypertension and angina pectoris, marketed by G.D. Searle ("Searle").

   - DynaCirc CR-Registered Trademark- (isradipine) - A once-daily system for the treatment of hypertension, marketed by Novartis, introduced in the United States in early 1997.

   - GLUCOTROL XL-Registered Trademark- (glipizide) - A once-daily treatment for Type II diabetes, marketed in the United States by Pfizer Inc. ("Pfizer") and co-promoted by ALZA Pharmaceuticals.

   - MINIPRESS XL-Registered Trademark- / ALPRESS-Registered Trademark- LP (prazosin) - A once-daily formulation for the treatment of hypertension, marketed in France and India by Pfizer.

   - PROCARDIA XL-Registered Trademark- / ADALAT CR-Registered Trademark- (nifedipine) - A once-daily formulation for the treatment of both angina and hypertension, marketed by Pfizer in the United States and Bayer AG ("Bayer") outside the United States.

   - VOLMAX-Registered Trademark- (albuterol) - A twice-daily dosage form for the treatment of asthma, marketed by Muro Pharmaceutical, Inc. and Forest Laboratories, Inc. in the United States and by Glaxo Holdings p.l.c. outside the United States.

       An OROS-Registered Trademark- pseudoephedrine product, an OROS-Registered Trademark- chlorpheniramine product and an OROS-Registered Trademark- pseudoephedrine/brompheniramine product, all once-daily over-the-counter cold/allergy treatments, have been cleared for marketing in the United States by the United States Food and Drug Administration ("FDA"). The pseudoephedrine and chlorpheniramine products were marketed by Ciba Self Medication prior to the merger between Ciba Geigy Ltd. and Sandoz Ltd. (now Novartis). ALZA is in discussions with third parties for the commercialization of the OROS-Registered Trademark- cold/allergy products. Pharmagenesis, Inc. has the right to market the pseudoephedrine product in the People's Republic of China, Hong Kong, Macao and Taiwan. Pacific Pharmaceuticals has the right to market the pseudoephedrine product and/or the pseudoephedrine/brompheniramine product in South Korea.

      A number of additional OROS-Registered Trademark- products are in various stages of development and testing with TDC and other client companies.

      In addition to the OROS-Registered Trademark- systems described above, ALZA has developed other proprietary oral delivery technologies including:

    - CHRONSET-Registered Trademark- - ALZA's Chronset-Registered Trademark- therapeutic system, currently in development for the oral delivery of compounds including proteins and peptides, provides a predetermined delay in the release of active compounds from an orally administered capsule in order to target the location or the timing of a bolus delivery.

    - LIQUID OROS-Registered Trademark- - ALZA is developing a liquid OROS-Registered Trademark- system designed for the delivery of highly insoluble liquid drug formulations or polypeptides. A delivery orifice in the outer layers of a coated capsule allows controlled release of drug, while an internal osmotic layer pushes against the drug compartment, forcing the liquid drug formulation from the system.

    - RingCap-TM- - ALZA has developed its RingCap-TM-technology, a new oral controlled release technology designed to have a low manufacturing cost and broad applicability. By incorporating several insoluble polymeric rings around a tablet, the erosion of the tablet can be controlled, modulating the release of drug in the gastrointestinal tract. RingCap-TM- systems can deliver the total dose of the selected drug evenly over an extended period.

      PERIODONTAL PRODUCTS. The Actisite-Registered Trademark- (tetracycline hydrochloride) periodontal fiber was developed jointly with On-Site Therapeutics, Inc. The thread-like polymeric fibers are designed to treat adult periodontal disease by providing rate-controlled delivery of tetracycline for ten days after placement in the periodontal pocket by a dental practitioner. The product was introduced in the United States in July 1994 by a partnership of ALZA and Procter & Gamble (the "ALZA/P&G Partnership"). ALZA has the right to market the Actisite-Registered Trademark- product in most countries outside of the United States, and is marketing the product, through distributors, in several European countries (see "ALZA Pharmaceuticals" below). The product is manufactured by ALZA.

      Procter and Gamble ("P&G"), pursuant to the ALZA/P&G Partnership, has licensed for sale in Europe a bioerodible product called the Perio-Chip-TM-, which delivers chlorhexidine for the treatment of periodontal disease. The product, licensed by P&G from Perio Products Ltd., an Israeli company, is awaiting regulatory approval in the United Kingdom and other Western European countries. P&G will market the product, and ALZA and P&G will share the profits from P&G's sales of the product.

      BAXTER INFUSOR-Registered Trademark- . The Baxter Infusor-Registered Trademark-, a lightweight, disposable device for intravenous therapy, resulted from a joint development arrangement between ALZA and Baxter International Inc. ("Baxter"). The product is manufactured and marketed by Baxter in the United States, Europe and Asia for the delivery of chemotherapeutic agents and analgesics.

      IVOMEC SR-Registered Trademark- BOLUS (ivermectin). Developed jointly with Merck & Co., Inc. ("Merck"), IVOMEC SR-Registered Trademark- is a product combining the antiparasitic agent ivermectin with ALZA's ruminal bolus technology. The product, which controls internal and external parasites in cattle for an entire grazing season following a single administration, was introduced by Merck in the United States in early 1997 and is marketed by Merck in a number of other countries. Merck has filed regulatory applications for clearance to market the product in other countries.

      OTHER ALZA PRODUCTS. Three product lines developed by ALZA in its earlier years are marketed directly by ALZA Pharmaceuticals in the United States, and in other countries under distribution agreements with third parties. Those products are:

    -     OCUSERT-Registered Trademark- - Ocusert-Registered
          Trademark- (pilocarpine) Pilo-20 and Pilo-40 ocular therapeutic systems are used for the treatment of glaucoma.

    -     PROGESTASERT-Registered Trademark- - The
          Progestasert-Registered Trademark- (progesterone) intrauterine contraceptive device provides contraception for one year by releasing the natural hormone progesterone.

    - ALZET-Registered Trademark- - ALZET-Registered Trademark-mini-osmotic pumps are implantable, capsule-shaped units that can deliver solutions containing a wide range of agents in laboratory animals at controlled rates for up to four weeks.

      E-TRANS-TM- SYSTEMS. ALZA's E-TRANS-TM- electrotransport systems are designed to deliver drugs across intact skin through the use of an electrical potential gradient. ALZA's E-TRANS-TM- systems are small, easy-to-apply devices consisting of an adhesive, a drug reservoir, electrodes and a power source/controller. The systems are designed to deliver large molecules (including proteins and peptides) and potent drugs that are poorly absorbed or extensively metabolized in the gastrointestinal tract. ALZA has products utilizing this technology under development, including an E-TRANS-TM-fentanyl product under development with Janssen.

      DUROS-TM- SYSTEMS. ALZA's DUROS-TM- human implant technology is designed to enable the delivery of peptides, proteins and other bioactive macromolecules arising from the biotechnology industry. Products incorporating DUROS-TM- implant technology have the potential to deliver macromolecules to subcutaneous sites for systemic therapy or to specific tissues; a single miniature implant may be able to provide therapy for up to one year. In early 1997, ALZA filed an Investigational New Drug application ("IND") with the FDA for a DUROS-TM- leuprolide human implant product in development with TDC.

      SKIN INTERFACE TECHNOLOGY. ALZA is conducting research on a new skin interface technology designed to increase drug transport across the skin and enable delivery of larger molecular weight compounds, including proteins and peptides. This new technology may be used to enhance ALZA's existing D-TRANS-TM- transdermal and E-TRANS-TM- electrotransport technologies. ALZA's activities in this area include a research program with TDC related to the E-TRANS-TM- electrotransport delivery of insulin.

THERAPEUTIC DISCOVERY CORPORATION

      FORMATION. In June 1993, ALZA distributed a special dividend of Units to ALZA stockholders. Each Unit consisted of one share of TDC Class A common stock and one warrant to purchase one-eighth of one share of ALZA common stock. On June 11, 1996, the component parts of the Units began trading separately on the Nasdaq Stock Market. The TDC Class A common stock trades under the symbol TDCA, and the ALZA warrants trade under the symbol ALZAW. The ALZA warrants are exercisable at a price of $65 per share, and will expire, if not previously exercised, on December 31, 1999.

      ALZA/TDC AGREEMENTS. TDC was formed by ALZA for the purpose of selecting and developing new human pharmaceutical products combining ALZA's proprietary drug delivery technologies with various drug compounds, and commercializing such products, most likely through licensing to ALZA. ALZA and TDC have a development agreement (the "Development Contract") pursuant to which ALZA conducts research and development activities on behalf of TDC. ALZA has granted to TDC a royalty-free, exclusive, perpetual license to use ALZA's proprietary drug delivery technologies to develop and commercialize specified TDC products.

      ALZA has an option to license all of the products developed by TDC, on a product-by-product and country-by-country basis, providing ALZA with access to a potential pipeline of products for worldwide commercialization. If ALZA exercises its license option for any product, ALZA will make royalty payments to TDC (if the product is sold by ALZA) generally up to a maximum of 5% of ALZA's net sales of such a product, or if the product is sublicensed to a third party, ALZA will pay TDC generally up to 50% of ALZA's sublicensing revenues with respect to the product. The exact percentages of net sales and ALZA's sublicensing revenue payable to TDC will depend on the amount of TDC's funding of the product. ALZA has an option, exercisable on a product-by-product basis, to buy out its royalty obligation to TDC by making a one-time payment that is a multiple of royalties and sublicensing fees paid in specified periods.

      ALZA also has an option, exercisable at ALZA's sole discretion, to purchase, according to a predetermined formula, all (but not less than all) of the outstanding shares of TDC Class A common stock (the "Purchase Option"). The Purchase Option is exercisable at any time until December 31, 1999, or later under certain circumstances. The Purchase Option will expire, in any event, on the 60th day after TDC files a Form 10-K or Form 10-Q containing a balance sheet showing less than an aggregate of $5.0 million in cash, cash equivalents, short-term investments and long-term investments. At December 31, 1996 TDC reported cash, cash equivalents, short-term investments and long-term investments of $85.3 million. Based on TDC's current rate of expenditures, it can be expected that all TDC funds available for product development will be exhausted during the second half of 1997. Under the formula set forth in TDC's Restated Certificate of Incorporation, if ALZA exercises the Purchase Option, the exercise price will be the greatest of (a) $100 million; (b) the fair market value of one million shares of ALZA common stock; (c) the greater of (i) 25 times the worldwide royalties and sublicensing fees paid by ALZA to TDC during four specified calendar quarters or (ii) 100 times such royalties and sublicensing fees during a specified calendar quarter, in either case less any amounts previously paid by ALZA to exercise any buy-out option with respect to any product; or (d) $325 million less all amounts paid by TDC to ALZA under the Development Contract. Based on information available at the end of 1996, the Purchase Option exercise price is expected to be $100 million. The purchase price may be paid in cash, in ALZA common stock, or any combination of the two, at the option of ALZA. During any period when TDC no longer has funds available for product development, but ALZA has not yet made a determination whether or not to exercise its Purchase Option or its License Option for a particular product, ALZA will need to continue funding TDC product development at its own expense in order to keep the product development programs intact subject to ALZA's determination of the continued technical and commercial feasibility of the product and the compatibility of the product with ALZA's product portfolio and business objectives.

      ALZA performs certain administrative services for TDC under an administrative services agreement (terminable at the option of TDC) for which ALZA is reimbursed its direct costs, plus certain overhead expenses. For the years ended 1996, 1995 and 1994, reimbursement to ALZA under this agreement was approximately $0.2 million, $0.1 million and $0.2 million, respectively.

      In order to choose appropriate product candidates for development, ALZA and TDC used a market-driven product discovery process under which they examined unmet medical needs in selected therapeutic areas and then targeted cost-effective products for development. The therapeutic areas on which ALZA and TDC focused were pain management, supportive therapies in oncology and AIDS, urology and endocrinology; however, ALZA and TDC have also pursued product opportunities outside these therapeutic areas where ALZA's drug delivery systems could add significant value to drug therapy. Included in the review of appropriate candidates for incorporation in an ALZA therapeutic system were compounds currently off-patent or soon to be off-patent, proprietary compounds available for license, compounds in biotechnology and pharmaceutical pipelines, and drugs that were abandoned early in their development due to side effects or poor efficacy in conventional dosage forms. By the end of 1996, these product discovery activities were essentially completed.

      TDC PRODUCTS IN DEVELOPMENT. ALZA and TDC have a number of products in various stages of development, including several in clinical evaluation. As is true throughout the pharmaceutical industry, products in development must overcome a number of technological, clinical, regulatory, proprietary and commercial hurdles in order to become successful products. Development of some TDC products has been terminated, and there can be no assurance that any or all of the products in development by ALZA and TDC will reach the marketplace or will become commercially successful products.

      In 1996 ALZA and TDC focused their product development activities on products having the greatest commercial potential, some of which are described below. In the pain management area, ALZA and TDC had in development at the end of 1996 an OROS-Registered Trademark- hydromorphone product intended to provide 24-hour pain management for chronic pain requiring potent opioid analgesia. In early 1997, ALZA licensed the product worldwide from TDC, and ALZA entered into an agreement with Knoll Pharmaceutical Company and its parent company Knoll AG for the continued clinical development and worldwide commercialization of the product.

      In the urology area, ALZA and TDC have under development an OROS-Registered Trademark- oxybutynin product, a once-a-day dosage form intended to provide treatment for urge urinary incontinence. At the end of 1996, the product was in Phase III clinical studies.

      In the area of oncology, ALZA and TDC have in development a DUROS-TM-leuprolide human implant product designed for the palliative treatment of prostate cancer for an extended period, with discontinuation of treatment possible at any time. The IND was submitted for this product in early 1997 and clinical studies are expected to begin during 1997.

      In the endocrinology area, at the end of 1996 ALZA submitted a New Drug Application to the FDA for a second-generation transdermal testosterone product to follow Testoderm-Registered Trademark- and Testoderm-Registered Trademark- with Adhesive. This product is a single patch that can be worn on the arm or the torso and is designed to provide convenient physiologic testosterone replacement therapy. In addition, ALZA and TDC have in Phase III clinical trials an intrauterine therapeutic system for the delivery of progesterone as an adjunctive therapy to estrogen hormone replacement therapy in women. The product is designed to provide local delivery of progesterone to the uterus for 18 up to 24 months.

PRODUCT DEVELOPMENT RISKS

      All pharmaceutical products require extensive development and clinical activities before an application can be filed for regulatory approval to market the product. There are many risks inherent in this process and it should be expected that many of the products for which development is initiated ultimately will not become commercial products. Substantial technical, financial and human resources are required to successfully complete the development of a product. The proper performance characteristics for the product must be defined, and the product must be designed and developed to meet those characteristics. Every product faces significant technological hurdles, and often one or more of these cannot be overcome.

      After a product is manufactured on a pilot scale, clinical safety and efficacy must be shown. Clinical studies are costly, and can take many years to complete. There can be no assurance that the desired outcomes will be shown in the clinical studies or that regulatory approval for the product will be obtained. Several years, and millions of dollars, may be spent before it can be known whether all technical and clinical requirements for a product can be met. There are further technology risks in converting a pilot scale manufacturing process to commercial scale. The regulatory clearance process can take many years, and may vary in different countries. Pricing and reimbursement approvals are also required in some countries, particularly in Europe. Finally, even once a product is developed, approved by regulatory authorities and manufactured, there can be no assurance of its commercial success. In order to provide added value and gain medical and commercial acceptance, a product generally must show some performance improvement or other benefits over products incorporating the same or similar drug compounds. In some cases, these benefits may be difficult to establish. Finally, the product must be accepted for reimbursement by third-party healthcare providers.

ALZA TECHNOLOGY INSTITUTE

      ALZA Technology Institute ("ATI"), established by ALZA in 1994, continued its mission to extend and expand ALZA's drug delivery technologies in 1996. ATI has further developed ALZA's E-TRANS-TM- electrotransport and DUROS-TM- implant technologies, as well as skin interface technology and the Chronset-Registered Trademark-, Liquid OROS-Registered Trademark- and RingCap-TM- systems. During 1996, ATI continued to apply ALZA's technology in the biotechnology area and in addressing the delivery problems of gene therapy.

RESEARCH AND DEVELOPMENT EXPENDITURES

      ALZA spent $114.8 million on client-sponsored product development activities during 1996 ($85.8 million and $61.4 million in 1995 and 1994, respectively); such amounts exclude reimbursable general and administrative costs. ALZA spent $26.8 million on ALZA-sponsored research and development activities during 1996 ($17.6 million and $14.7 million in 1995 and 1994, respectively); such amounts exclude allocable general and administrative costs. Presentation of the 1995 and 1994 research and development activities have been reclassified to conform with the 1996 presentation. The ALZA-sponsored research and development activities include expenses of the ALZA Technology Institute of $20.3 million, $13.8 million and $9.2 million for 1996, 1995 and 1994, respectively. Research and development costs are expensed as incurred. ALZA had research and development revenue of $131.2 million during 1996, $104.0 million during 1995 and $68.7 million during 1994 from clients with which ALZA has joint product development agreements (including $100.7 million in 1996, $70.1 million in 1995 and $31.6 million in 1994 from TDC). ALZA's research and development revenue generally represents clients' reimbursement of costs, including a portion of general and administrative expenses. Therefore product development activities do not contribute significantly to current net income.

MANUFACTURING

      ALZA manufactures some or all of the product requirements for certain client companies, including Duragesic-Registered Trademark- for Janssen, NicoDerm-Registered Trademark- CQ-TM- and Nicoderm-Registered Trademark- for HMR, Covera-HS-TM- for Searle, Procardia XL-Registered Trademark- and Adalat CR-Registered Trademark- for Pfizer and Catapres-TTS-Registered Trademark-for Boehringer. ALZA also manufactures the Progestasert-Registered Trademark-, ALZET-Registered Trademark-, Ocusert-Registered Trademark-, Testoderm-Registered Trademark-, Testoderm-Registered Trademark- with Adhesive and Actisite-Registered Trademark- products. ALZA's 255,000 square foot commercial manufacturing facility is in Vacaville, California.

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

      Some of the materials used in manufacturing ALZA-developed products are unique and may be available from only one or a limited number of suppliers. ALZA attempts, where appropriate, to negotiate long-term supply arrangements for some of these materials. With the increasing costs associated with product liability claims in the pharmaceutical and medical device industries, particularly in the area of implantable materials, it may become increasingly difficult, more expensive, or in some cases impossible for ALZA to obtain some of the materials it may need for certain of its products. Scarcity or unavailability of materials could make products more costly, prevent the commercialization of some products, or cause delays in development due to the necessity to design products to incorporate available or obtainable materials.

      To the extent ALZA licenses-in products, or promotes products developed by third parties, ALZA will be dependent on third parties to manufacture those products. The Ethyol-Registered Trademark- (amifostine) product, a very important contributor to ALZA's net sales, is manufactured for U.S. Bioscience, Inc. ("U.S. Bioscience") by a third party contract manufacturer, and is expected to be manufactured by U.S. Bioscience at its facility in the Netherlands in the near future. A lack of supply of product from a third party could adversely affect ALZA's net sales revenues.

ALZA PHARMACEUTICALS

      ALZA established its ALZA Pharmaceuticals division in 1993 to expand ALZA's marketing capabilities in order to commercialize ALZA-developed products, including those under development with TDC, as well as licensed-in products. ALZA Pharmaceuticals now has a sales force of approximately 60 people located throughout the United States. In 1996 ALZA Pharmaceuticals began marketing Ethyol-Registered Trademark- in the United States. Ethyol-Registered Trademark- is a unique cytoprotective agent developed by U.S. Bioscience, indicated for the reduction of cumulative renal toxicity associated with repeated administration of the chemotherapeutic drug cisplatin in patients with advanced ovarian or non-small cell lung cancer. U.S. Bioscience co-promotes the product with ALZA. ALZA has the right to market the product for five years, with an option for a sixth year, and will receive residual payments for a specified period after the end of ALZA's marketing term. In 1996 ALZA Pharmaceuticals also began promoting in the United States Bayer Corporation's Mycelex-Registered Trademark- (clotrimazole) Troche and co-promoting U.S. Bioscience's Hexalen-Registered Trademark- (altretamine) and NeuTrexin-Registered Trademark- (trimetrexate glucuronate) products in the United States. ALZA Pharmaceuticals also co-promotes Duragesic-Registered Trademark- with Janssen, Glucotrol XL-Registered Trademark- with Pfizer and the ENACT AirWatch-TM- system, all in the United States. ALZA Pharmaceuticals also markets ALZET-Registered Trademark- mini-osmotic pumps, Progestasert-Registered Trademark- and Ocusert-Registered Trademark-, and supports P&G in the marketing and promotion of Actisite-Registered Trademark-.

      ALZA Pharmaceuticals is establishing international commercialization capabilities by developing distribution arrangements to market several ALZA-developed products. Actisite-Registered Trademark- is distributed in Austria, Denmark, Germany, Italy, Spain, Sweden, Switzerland and the United Kingdom by distributors, and agreements were recently signed for the distribution of the product in Japan and South Korea, following regulatory approval. In 1997, ALZA signed an agreement with Ferring for the rights to market Testoderm-Registered Trademark- with

Adhesive, as well as the second-generation testosterone product under development with TDC, in 12 European countries. In order to enter into the agreement with Ferring, ALZA exercised its license option for the TDC testosterone product for those 12 countries. ALZA has also signed distribution agreements for 17 Asian countries for Testoderm-Registered Trademark- and for five Asian countries for OROS-Registered Trademark-pseudoephedrine.

      There can be no assurance that ALZA Pharmaceuticals will be successful in its marketing and sales efforts. There are numerous risks associated with the marketing and sales of pharmaceutical products, including the availability of products (whether through development by ALZA and TDC, in-licensing or otherwise) for ALZA Pharmaceuticals to market in specialty areas that match the expertise of the sales force, market acceptance of the products, and changes in the health care marketplace, including cost containment efforts and the concentration of providers of medical and pharmaceutical benefits through health maintenance organizations, formularies and other mechanisms.

GOVERNMENTAL REGULATION

      Under the United States Food, Drug and Cosmetic Act, "new drugs" must obtain clearance from the FDA before they lawfully can be marketed in the United States. Applications for marketing clearance must be based on extensive clinical and other testing, the cost of which is very substantial. The packaging and labeling of all new drug products are also subject to FDA regulation. Approvals (sometimes including pricing approvals) are required from health regulatory authorities in foreign countries before marketing of pharmaceutical products may commence in those countries. Requirements for approval may differ from country to country, and can involve additional testing. There can be substantial delays in obtaining required clearances from both the FDA and foreign regulatory authorities after applications are filed. Even after clearances are obtained, further delays may be encountered before the products become commercially available.

      ALZA's manufacturing activities, and the products sold by ALZA and its client companies in the United States and/or exported to other countries, are subject to extensive regulation by the FDA and comparable agencies in other countries where the products are distributed. FDA regulations govern a range of activities including manufacturing, quality assurance, advertising and record-keeping. The continuing trend of stringent FDA oversight in product clearance and enforcement has caused more uncertainty, greater risks and higher costs of obtaining clearance to market a product, and sometimes longer clearance cycles. Failure to obtain, or delays in obtaining, FDA and other regulatory clearance to market new products, as well as other regulatory actions and recalls, could adversely affect ALZA's financial results.

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

PATENTS AND PATENT APPLICATIONS

      As of December 31, 1996, ALZA owned approximately 500 United States patents and had approximately 200 pending United States patent applications relating to its products and other technologies. ALZA has in excess of 2,400 foreign patents and pending patent applications covering its various technologies and products. Patents have been issued, or are expected to be issued, covering ALZA's current technologies and products, as well as products under development.

      Patent protection generally has been important in the pharmaceutical industry. ALZA believes that its current patents, and patents that may be obtained in the future, are important to current and future operations.
There can be no assurance that ALZA's existing patents will cover future products, that additional patents will be issued, or that any patents now or hereafter issued will be of commercial benefit. In the United States, patents generally are granted for specified periods of time. Some of ALZA's earlier patents covering various aspects of certain OROS-Registered Trademark- and D-TRANS-TM- dosage forms have begun to expire, or will expire, over the next several years; however, ALZA technologies and products are generally covered by multiple patents.

      Although a patent has a statutory presumption of validity in the United States, the issuance of a patent is not conclusive as to such validity or as to the enforceable scope of the claims of the patent. There can be no assurance that patents of ALZA will not be successfully challenged in the future. In some cases, third parties have initiated reexamination by the Patent and Trademark Office of patents issued to ALZA, and have opposed ALZA patents in other jurisdictions. The validity or enforceability of ALZA patents after their issuance have also been challenged in litigation. If the outcome of such litigation is adverse to ALZA, third parties may then be able to use the invention covered by the patent, in some cases without payment. There can be no assurance that ALZA patents will not be infringed or successfully avoided through design innovation.

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

COMPETITION

      All of ALZA's current and future drug delivery products will face competition both from traditional forms of drug delivery and from advanced delivery systems being developed by others. Licensed-in products will face competition from competing therapies for the same indications. ALZA's competition potentially includes all of the pharmaceutical companies in the world, including current ALZA clients. Many of these other pharmaceutical companies have greater financial resources, technical staff and manufacturing and marketing capabilities than ALZA. A number of companies are developing drug delivery technologies. To the extent that ALZA develops or markets products incorporating drugs that are off-patent, or are being developed by multiple companies, ALZA will face increased competition from other companies developing and marketing similar products.

      As the pharmaceutical industry continues to consolidate, and as pressures increase for cost-effective research and development, some pharmaceutical companies have reduced, and may continue to reduce, their funding of research and development. Competition for limited client dollars may therefore increase, and this competition could include the clients' internal research and development programs, other drug delivery programs and other technologies and products of third parties. Similarly, as pharmaceutical companies search to fill gaps in their product pipelines with licensed-in products, ALZA will be competing for product in-licensing opportunities with companies with far greater financial and other resources than ALZA.

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

REVENUES

      In 1996, ALZA received royalty revenue from 16 products in the marketplace. Sales of Procardia XL-Registered Trademark- in the United States by Pfizer accounted for approximately 40% of ALZA's royalties and fees in 1996 (more than 40% in 1995 and more than 50% in 1994). Because the basic patents covering the drug nifedipine expired several years ago, other companies are attempting to develop products similar to Procardia XL-Registered Trademark-. To date no product has been introduced which is bioequivalent to Procardia XL-Registered Trademark-. If such a product were to be developed and introduced, its marketing could have a significant impact on Procardia XL-Registered Trademark- pricing and sales, and therefore on ALZA's royalties.

      Information about ALZA's revenues is presented below:

                                               1996        1995         1994
(in millions)                               -------     -------      -------
Royalties and fees                           $171.4      $145.4       $123.8
Research and development                      131.2       104.0         68.7
Net sales                                     108.6        76.9         68.5
Interest and other                             54.8        24.3         17.8
                                            -------     -------      -------
     Total revenues                          $466.0      $350.6       $278.8
                                            -------     -------      -------
                                            -------     -------      -------

      TDC accounted for 22% of ALZA's total revenues in 1996, 20% in 1995 and 11% in 1994; Pfizer accounted for 20% of ALZA's total revenues in 1996, 23% in 1995 and

30% in 1994; Janssen accounted for 13% of ALZA's total revenues in 1996 and 12% in each of 1995 and 1994; and HMR accounted for 10% of ALZA's total revenues in each of 1996 and 1995. The loss of revenues from one or more of these clients would have a material adverse effect on ALZA's profitability.

INDUSTRY SEGMENTS; EXPORTS

      ALZA's business comprises one industry segment. Export sales were $23.0 million in 1996, $20.1 million in 1995 and $16.9 million in 1994, principally to distributors and client companies in Europe.

EMPLOYEES

      On December 31, 1996, ALZA had 1,652 employees, of whom approximately 820 were engaged in research and development activities, approximately 491 were engaged in manufacturing activities and the remainder were working in general, administrative and marketing areas.

ITEM 2.   PROPERTIES

      ALZA's corporate offices are located in Palo Alto, California, and its two primary research and development campuses are in Palo Alto and Mountain View, California. ALZA also occupies a small research facility in Spring Lake Park, Minnesota. ALZA's large-scale commercial manufacturing facility is located in Vacaville, California. While ALZA believes that its facilities and equipment are sufficient to meet its current operating requirements, ALZA is actively planning to expand its facilities and equipment to support its long-term requirements.

ITEM 3.   LEGAL PROCEEDINGS

      In December 1991, a patent infringement suit was filed by Ciba-Geigy Inc. ("Ciba-Geigy"), now Novartis Pharmaceuticals Corporation, against Marion Merrell Dow Inc. (now HMR) and ALZA in connection with the commercialization of Nicoderm-Registered Trademark-. In October 1994, the Court granted a motion for summary judgment in favor of ALZA and HMR. During October 1995, the Court of Appeals for the Federal Circuit upheld the most significant portions of the summary judgment decision, and sent back to the District Court the issue of validity of certain other more limited claims of a patent licensed to Ciba-Geigy. During January 1995 ALZA and HMR filed a separate suit against Ciba-Geigy and LTS Lohmann Therapy Systems Corporation in the United States District Court for the Southern District of New York for infringement of two United States patents issued to ALZA in 1994 relating to the transdermal administration of nicotine. In June 1996, ALZA and HMR entered into a settlement agreement with Ciba-Geigy which resolved these disputes. Ciba-Geigy made a one-time settlement payment to HMR and ALZA, and is paying ongoing royalties on its U.S. nicotine patch sales retroactive to January 1, 1996. ALZA and HMR share the royalty payments in accordance with the agreements between them.

      During January 1994, a suit was filed against ALZA by Cygnus Inc. ("Cygnus") in the United States District Court for the Northern District of California, seeking a declaration of unenforceability and invalidity of an ALZA patent relating to transdermal administration of fentanyl and alleging violation of antitrust laws. In April 1995 the District Court granted ALZA's motion to dismiss the lawsuit; Cygnus appealed that ruling. During 1996, the Court of Appeals of the Federal Circuit upheld the District Court's dismissal of Cygnus' claims against ALZA. Cygnus has no further right of appeal.

      Product liability suits have been filed against Janssen and ALZA from time to time relating to the Duragesic-Registered Trademark- product. Janssen is managing the defense of these suits in consultation with ALZA under an agreement between the parties.

      ALZA has been named as a potentially responsible party in connection with the cleanup and environmental remediation of the Hillview-Porter Regional Site Project near ALZA's Palo Alto facilities. ALZA believes that it did not discharge any of the chemicals of concern at this site. ALZA does not believe that its liability in this matter, if any, will be material. However, because the action involves many parties and multiple regulatory authorities, and the cleanup and allocation of financial responsibility may not be resolved for several years, it is impossible to predict the timing or amount of ALZA's potential liability.

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

   ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

                    EXECUTIVE OFFICERS OF THE REGISTRANT


                                            Principal Occupations for
    Name                  Age                      Past Five Years
-------------------     ------   ---------------------------------------------------------
Dr. Ernest Mario          58     Co-Chairman of the Board and Chief Executive Officer of
                                 ALZA (since 1993); Chief Executive of Glaxo Holdings,
                                 p.l.c. (1989-1993).


Dr. Felix Theeuwes        59     President, Research and Development of ALZA (since
                                 1994); Executive Vice President, Research and
                                 Development (1991-1994) and Chief Scientist (since
                                 1982).

Bruce C. Cozadd           33     Senior Vice President and Chief Financial Officer of
                                 ALZA (since 1997); Vice President and Chief Financial
                                 Officer (1994-1996); Vice President, Corporate Planning
                                 and Analysis (1993); Manager, Strategic Projects (1991-
                                 1993).

Dr. Gary V. Fulscher      53     Senior Vice President, Operations of ALZA (since 1994);
                                 Vice President, Administration (1987-1994).

Dr. Samuel R. Saks        42     Senior Vice President, Medical Affairs of ALZA (since
                                 1994); Vice President, Medical Affairs (1992-1994); Vice
                                 President, Clinical Research, Oncology, Schering-Plough
                                 Corporation (1991-1992).

Peter D. Staple           45     Senior Vice President and General Counsel of ALZA (since
                                 1997); Vice President and General Counsel (1994-1996);
                                 Vice President and Associate General Counsel of Chiron
                                 Corporation (1992-1994); Vice President (from 1990-1992)
                                 and Associate General Counsel of Cetus Corporation
                                 (1983-1992).



Dr. James W. Young        52     Senior Vice President, Commercial Development of ALZA
                                 (since October 1995); Vice President and Managing
                                 Director of ALZA Technology Institute (June 1995 -
                                 September 1995); President, Pharmaceuticals Division,
                                 Affymax N.V., (1992-1995); Senior Vice President and
                                 General Manager of Pharmaceuticals at Sepracor Inc.
                                 (1987-1992).

James Butler              56     Vice President, Sales and Marketing of ALZA (since
                                 1993); Vice President and General Manager of Glaxo,
                                 Inc.'s corporate division (1987-1993).

Harold Fethe              52     Vice President, Human Resources of ALZA (since 1991).



                                     PART II


ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      ALZA incorporates by reference the information concerning the market for its common stock and related stockholder matters set forth at page 38 in the Annual Report to Stockholders (the "Annual Report") attached as Exhibit 13.

ITEM 6.   SELECTED FINANCIAL DATA

      ALZA incorporates by reference the selected consolidated financial data set forth at page 39 in the Annual Report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      ALZA incorporates by reference Management's Discussion and Analysis of Financial Condition and Results of Operations set forth at pages 17 to 22 in the Annual Report.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      ALZA incorporates by reference the consolidated financial statements and notes thereto set forth at pages 23 to 37 in the Annual Report and the Report of Ernst and Young LLP, Independent Auditors, at page 37 in the Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     ALZA incorporates by reference the information concerning its directors set forth under the heading "Election of Directors" on pages 1 to 4 in ALZA's definitive proxy statement dated March 27, 1997, for its Annual Meeting of Stockholders to be held on May 8, 1997 (the "Proxy Statement"). Information concerning ALZA's executive officers appears at the end of Part I of this report on pages 21 and 22.

ITEM 11.  EXECUTIVE COMPENSATION

     ALZA incorporates by reference the information ("Summary Compensation Table", "1996 Option Grants", "1996 Aggregated Option Exercises and Fiscal Year-End Option Values" and "Certain Executive Agreements") set forth under the heading "Executive Compensation" on pages 5 to 10 in the Proxy Statement.

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

      1. Consolidated Financial Statements: Incorporated by reference to the Annual Report (see accompanying Index to Consolidated Financial Statements).

      2. Consolidated Financial Statement Schedule: (see accompanying Index to Consolidated Financial Statement Schedule).

      3.  Exhibits:

            3.1 Restated Certificate of Incorporation of ALZA Corporation
                filed with the Delaware Secretary of State on February 14, 1994(1)

            3.2 Composite Bylaws of ALZA Corporation as restated on February
                10, 1994 and amended on August 11, 1994, February 16, 1995, February 15, 1996 and August 13, 1996(2)

            4.1 Indenture dated July 7, 1994 between ALZA Corporation and the
                Chase Manhattan Bank, N.A. as Trustee, relating to ALZA's
                5 1/4% Liquid Yield Option-TM- Notes(3)

            4.2 Specimen of LYONs-TM- Certificate (included in Exhibit 4.1)

            4.3 Form of Warrant Agreement between ALZA Corporation and the
                Chase Manhattan Bank (with attached Warrant Certificate)(4)

            4.4 Indenture dated April 23, 1996 between ALZA Corporation and the Chase Manhattan Bank, N.A., as Trustee, relating to ALZA's 5% Convertible Subordinated Debentures(5)

            4.5 Specimen of 5% Convertible Subordinated Debenture (included in
                Exhibit 4.4)

           10.1 Technology License Agreement between ALZA Corporation and Therapeutic Discovery Corporation(6)

           10.2 Development Agreement between ALZA Corporation and Therapeutic Discovery Corporation(6)

           10.3 License Option Agreement between ALZA Corporation and Therapeutic Discovery Corporation(6)

See footnotes on following page

          10.4 Restated Certificate of Incorporation of Therapeutic Discovery Corporation(6)

          10.5 Agreement Regarding Certain Products and Activities and Amendment No. 1 to Development Agreement between ALZA Corporation and Therapeutic Discovery Corporation(7)

          10.6  Executive Deferral Plans II(8)*

          10.7  Executive Deferral Plan Amendments(9)*

          10.8  Amendment Number 2 to Executive Deferral Plans II(10)*

          10.9  ALZA Corporation Amended and Restated Stock Plan(11)*

          10.10 Form of Executive Agreement between ALZA Corporation and Certain Executive Officers(7)*

          11    Statement regarding computation of per share earnings

          13 Portions of Annual Report to Stockholders expressly incorporated by reference herein

          21    Subsidiaries

          23    Consent of Ernst & Young LLP, Independent Auditors

          27    Financial Data Schedule

(b) No reports on Form 8-K were filed during the quarter ended December 31, 1996.

______________________________________________________________

1 Incorporated by reference to ALZA's Form 10-K Annual Report for the year ended December 31, 1993.

2 Incorporated by reference to ALZA's Form 10-Q Quarterly Report for the period ended September 30, 1996.

3 Incorporated by reference to ALZA's Form 10-Q Quarterly Report for the period ended June 30, 1994.

4 Incorporated by reference to ALZA's Form 8-A Registration Statement
  (Commission File No. 0-11234) dated March 31, 1993, as amended.

5 Incorporated by reference to ALZA's Form S-3 Registration Statement
  (Commission File No. 333-2343) dated April 8, 1996, as amended.

6 Incorporated by reference to the Form 10 of Therapeutic Discovery
  Corporation (Commission File No. 0-21478) dated March 31, 1993, as amended.

7 Incorporated by reference to ALZA's Form 10-K Annual Report for the year ended December 31, 1995.

8 Incorporated by reference to ALZA's Form 10-K Annual Report for the year ended December 31, 1992, and ALZA's Form 10-Q Quarterly Report for the period ended September 30, 1993.

9 Incorporated by reference to ALZA's Form 10-K Annual Report for the year ended December 31, 1992.

10 Incorporated by reference to ALZA's Form 10-K Annual Report for the year ended December 31, 1994.

11 Incorporated by reference to ALZA's Form 10-Q Quarterly Report for the period ended June 30, 1995.

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

                                                  Page Number Reference
                                              ----------------------------
                                               Annual Report       Form
                                              to Stockholders      10-K
                                              ---------------      ----

Consolidated statement of income for the
years ended December 31, 1996, 1995 and 1994        23

Consolidated balance sheet at
December 31, 1996 and 1995                          24

Consolidated statement of stockholders'
equity for the years ended December 31, 1996,
1995 and 1994                                       25

Consolidated statement of cash flows for
the years ended December 31, 1996, 1995
and 1994                                            26

Notes to consolidated financial statements         27-37

Report of Ernst & Young LLP, Independent
Auditors                                            37

The following consolidated financial statement schedule of ALZA Corporation is included:

II-   Consolidated valuation and qualifying                        28
      accounts

All other schedules have been omitted because the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements, including the notes thereto.

                                                                 SCHEDULE II



                                ALZA CORPORATION
                 CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994



                    Balance at     Additions
                     Beginning    Charged to    Deductions   Balance at
                      of Year       Income     (write-offs)  End of Year
                   ------------  ------------  ------------- -------------
(In millions)

Allowance for doubtful
 receivables:

 1996                   $0.2           $0.4         $ -           $0.6
                   ------------  ------------  ------------- -------------
                   ------------  ------------  ------------- -------------
 1995                   $0.3           $ -          $(0.1)        $0.2
                   ------------  ------------  ------------- -------------
                   ------------  ------------  ------------- -------------
 1994                   $0.2           $0.1         $ -           $0.3
                   ------------  ------------  ------------- -------------
                   ------------  ------------  ------------- -------------

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       ALZA CORPORATION



                                   By   /s/ [Ernest Mario]
                                     -------------------------------
                                            Dr. Ernest Mario
                                        Chief Executive Officer






Date:   March 31, 1997

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

   /s/  [Alejandro Zaffaroni]                   /s/ [Dean O. Morton]
  ---------------------------                 ------------------------
  Dr. Alejandro Zaffaroni                      Dean O. Morton
  Co-Chairman of the Board of                  Director
  Directors and Director                       Date:  March 31,  1997
  Date:  March 31,  1997


    /s/ [Ernest Mario]                           /s/ [Denise M. O'Leary]
  ---------------------------                 ------------------------
  Dr. Ernest Mario                             Denise M. O'Leary
  Co-Chairman of the Board of                  Director
  Directors, Director and Chief                Date:  March 31,  1997
  Executive Officer
  Date:  March 31,  1997


    /s/ [William R. Brody]                      /s/ [Issac Stein]
  ---------------------------                 ------------------------
  Dr. William R. Brody                         Isaac Stein
  Director                                     Director
  Date:  March 31,  1997                       Date:  March 31,  1997


   /s/ [William G. Davis]                       /s/ [Julian N. Stern]
  ---------------------------                 ------------------------
  William G. Davis                             Julian N. Stern
  Director                                     Director
  Date:  March 31,  1997                       Date:  March 31,  1997


    /s/ [Robert J. Glaser]                      /s/ [Bruce C. Cozadd]
  ---------------------------                 ------------------------
  Dr. Robert J. Glaser                         Bruce C. Cozadd
  Director                                     Senior Vice President, Chief
  Date:  March 31, 1997                        Financial Officer and
                                               Principal Accounting Officer
                                               Date:  March 31,  1997

                                  EXHIBIT INDEX



Exhibit
-------

  11       Statement regarding computation of per share earnings

  13 Portions of Annual Report to Stockholders expressly incorporated by reference into Annual Report on Form 10-K

  21       Subsidiaries

  23       Consent of Ernst & Young LLP, Independent Auditors

  27       Financial Data Schedule