Form 10-Q
period 1997-03-31
ALZA CORP
filed 1997-05-15
CIK 4310

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                      FORM 10-Q

 /X/      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the quarterly period ended         MARCH 31, 1997
                                       --------------

                                          or

 / /      Transition Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the transition period from            to
                              ----------    ----------

                            Commission File Number 1-6247
                                                   ------


                                    ALZA CORPORATION
                   -----------------------------------------------
                (Exact name of registrant as specified in its charter)


           DELAWARE                                            77-0142070
--------------------------------                           -------------------
 (State or other jurisdiction of                            (I.R.S. Employer
  incorporation or organization)                            Identification No.)

950 PAGE MILL ROAD, P.O. BOX 10950, PALO ALTO, CALIFORNIA         94303-0802
---------------------------------------------------------         ----------
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

                                  Yes   X    No
                                      -----     ----

Number of shares outstanding of each of the registrant's classes of common stock as of April 30, 1997:

Common Stock, $.01 par value - 84,956,839 shares

PART I.  FINANCIAL INFORMATION

Item 1.        FINANCIAL STATEMENTS


                                   ALZA CORPORATION
                Condensed Consolidated Statement of Income (unaudited)
                         (In millions, except per share amounts)


                                             Three Months Ended
                                                 March 31,
                                           1997           1996
                                          --------       --------

Revenues:
  Royalties, fees and other                  $44.2          $37.5
  Research and development                    33.8           30.3
  Net sales                                   27.5           20.7
                                          --------       --------
     Total revenues                          105.5           88.5

Expenses:
  Research and development                    35.0           31.3
  Costs of products shipped                   19.7           16.0
  Selling, general and administrative         11.6           10.2
                                          --------       --------
     Total expenses                           66.3           57.5
                                          --------       --------

Operating income                              39.2           31.0

  Interest income                             16.9            8.3
  Interest expense                            13.7            6.4
                                          --------       --------
     Net interest income                       3.2            1.9
                                          --------       --------

Income before income taxes                    42.4           32.9

Provision for income taxes                    16.1           12.5
                                          --------       --------

Net income                                   $26.3          $20.4
                                          --------       --------
                                          --------       --------

Net income per common and
  common equivalent share*                   $0.30          $0.24
                                          --------       --------
                                          --------       --------

Weighted average common and
  common equivalent shares                    97.8           84.6
                                          --------       --------
                                          --------       --------

See accompanying notes.

* The net income per common and common equivalent share calculation uses adjusted net income of $29.5 for the quarter ended March 31, 1997.

                                   ALZA CORPORATION
                   Condensed Consolidated Balance Sheet (unaudited)
                                    (In millions)

                                                       March 31,  December 31,
                                                        1997          1996
                                                      ---------    ---------
ASSETS

Current assets:
   Cash and cash equivalents                          $   240.3    $   187.7
   Short-term investments                                 133.8        199.3
   Receivables, net                                       114.3        116.6
   Inventories, at cost:
     Raw materials                                         17.3         17.7
     Work in process                                       16.7         18.0
     Finished goods                                         4.6          3.5
                                                      ---------    ---------
          Total inventories                                38.6         39.2
   Prepaid expenses and other current assets               30.4         19.2
                                                      ---------    ---------
          Total current assets                            557.4        562.0

Property, plant and equipment                             412.4        408.1
Less accumulated depreciation and amortization           (105.7)      (100.3)
                                                      ---------    ---------
   Net property, plant and equipment                      306.7        307.8
Investments in long-term securities(1)                    641.1        612.8
Other assets                                              134.2        131.1
                                                      ---------    ---------

          Total assets                                $ 1,639.4    $ 1,613.7
                                                      ---------    ---------
                                                      ---------    ---------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                   $    14.3    $    28.7
   Accrued income taxes                                    22.3          7.3
   Accrued compensation                                     8.1         15.4
   Accrued interest                                        11.5          7.7
   Other current liabilities                                8.9          8.1
                                                      ---------    ---------
          Total current liabilities                        65.1         67.2

5% convertible subordinated debentures                    500.0        500.0
5 1/4% zero coupon convertible subordinated debentures    387.3        382.3
Other long-term liabilities                                73.7         67.5

Stockholders' equity:
   Common stock and additional paid-in capital            368.3        363.0
   Net unrealized losses on available-for-sale
     securities, net of tax effect                        (15.1)        (0.1)
   Retained earnings                                      260.1        233.8
                                                      ---------    ---------
          Total stockholders' equity                      613.3        596.7
                                                      ---------    ---------

          Total liabilities and stockholders' equity  $ 1,639.4    $ 1,613.7
                                                      ---------    ---------
                                                      ---------    ---------

See accompanying notes.


     (1) The balance at December 31, 1996 was previously included in short-term investments and has been reclassified to conform with current year presentation (See Note 1).

                                   ALZA CORPORATION
              Condensed Consolidated Statement of Cash Flows (unaudited)
                                     (In millions)

                                                          Three Months Ended March 31,
                                                             1997             1996
                                                             ---------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                 $    26.3       $   20.4
  Non-cash adjustments to reconcile net income
    to net cash provided by operating activities:
       Depreciation and amortization                               6.7            4.0
       Interest on 5 1/4% zero coupon convertible
          subordinated debentures                                  5.0            4.8
       (Increase) decrease in assets:
          Receivables                                              2.2           (0.8)
          Inventories                                              0.7           (3.0)
          Prepaid expenses and other current assets               (0.8)          (6.1)
       Increase (decrease) in liabilities:
          Accounts payable                                       (14.5)           0.1
          Accrued income taxes                                    15.0            6.6
          Accrued compensation                                    (7.3)          (1.9)
          Accrued interest                                         3.7           (2.2)
          Other current and long-term liabilities                  1.7           (2.7)
                                                             ---------       --------
           Total adjustments                                      12.4           (1.2)
                                                             ---------       --------
       Net cash provided by operating activities                  38.7           19.2

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of available-for-sale securities                    (189.3)         (90.4)
  Sales of available-for-sale securities                         201.2           54.6
  Maturities of available-for-sale securities                      -             20.1
  Capital expenditures                                            (4.4)          (7.3)
  Increase in other assets                                        (4.4)         (10.9)
                                                             ---------       --------
       Net cash provided by (used in) investing activities         3.1          (33.9)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of long-term debt                                       6.6            -
  Principal payments on long-term debt                            (1.1)           -
  Issuances of common stock                                        5.3           40.2
                                                             ---------       --------
       Net cash provided by financing activities                  10.8           40.2
                                                             ---------       --------

Net increase in cash and cash
  equivalents                                                     52.6           25.5
Cash and cash equivalents at beginning
  of period                                                      187.7           88.0
                                                             ---------       --------
Cash and cash equivalents at end
  of period                                                  $   240.3       $  113.5
                                                             ---------       --------
                                                             ---------       --------


See accompanying notes.

                                                                ALZA CORPORATION
                                                                  March 31, 1997

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


1.  BASIS OF PRESENTATION

    The information at March 31, 1997 and for the three months ended
March 31, 1997 and 1996 is unaudited, but includes all adjustments (consisting only of normal recurring adjustments) that the management of ALZA Corporation ("ALZA") believes necessary for fair presentation of the results for the periods presented. Interim results are not necessarily indicative of results for the full year. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes for the year ended December 31, 1996 included in ALZA's 1996 Annual Report to Stockholders.

    Beginning with the quarter ended March 31, 1997, ALZA changed the presentation of its consolidated statement of income and consolidated balance sheet. In the consolidated statement of income, royalties, fees and other revenue now include items related to operations that were previously reflected in interest and other income. Interest income and expense are now shown separately after operating income. On the consolidated balance sheet, ALZA has reclassified securities which have maturities of one year or more as investments in long-term securities; these securities were previously treated as current assets. Prior year amounts have been changed to conform with the current year presentation.

2.  LITIGATION

See Part II, Item 1 of this Quarterly Report on Form 10-Q.

                                                                ALZA CORPORATION
                                                                  March 31, 1997

3.  RECENTLY ISSUED ACCOUNTING STANDARD


     In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "EARNINGS PER SHARE" ("SFAS 128"), which is required to be adopted on December 31, 1997. At that time, ALZA will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating basic earnings per share, which replaces primary earnings per share, the dilutive effect of stock options and other common stock equivalents will be excluded. Basic earnings per share is expected to be $0.01 higher than the reported primary earnings per share for the quarter ended March 31, 1997 and no change is expected for the quarter ended March 31, 1996. The impact of SFAS 128 on the calculation of fully diluted earnings per share for these quarters is not expected to be material.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

NOTICE CONCERNING FORWARD-LOOKING STATEMENTS

    Some of the statements made in this Form 10-Q are forward-looking in nature, including but not limited to ALZA's product development activities and plans, plans concerning the commercialization of products, and other statements that are not historical facts. The occurrence of the events described, and the achievement of the intended results, are subject to the future occurrence of many events, some or all of which are not predictable or within ALZA's control; therefore, actual results may differ materially from those anticipated in any forward-looking statements. Many risks and uncertainties are inherent in the pharmaceutical industry; others are more specific to ALZA's business. Many of the significant risks related to ALZA's business are described in ALZA's Annual Report on Form 10-K, including risks associated with technology and product development, risks relating to clinical development, regulatory clearance to market products and medical acceptance of products, changes in the health care marketplace, patent and intellectual property matters, regulatory and manufacturing issues, and risks associated with competition from other companies.

FIRST QUARTER EVENTS

    In February, ALZA announced it had exercised its option to license from Therapeutic Discovery Corporation ("TDC") an OROS -Registered Trademark-hydromorphone product and entered into an agreement with Knoll Pharmaceutical Company (together with its affiliates, "Knoll") for the development and worldwide commercialization of this product. The OROS -Registered Trademark-hydromorphone product, which utilizes ALZA's advanced oral osmotic technology, is designed for the 24-hour management of chronic pain. Under the agreement, Knoll will fund ongoing development costs for the product and will make milestone payments to ALZA related to key development objectives. ALZA will manufacture and sell the product to Knoll. ALZA also has the right to co-promote the product in the United States and an option to co-promote the product outside the United States after a specified period.

    Two royalty-bearing products developed by ALZA were launched by ALZA's clients during the first quarter of 1997. Novartis Pharmaceuticals Corporation ("Novartis") launched DynaCirc CR-Registered Trademark- (isradipine) in the United States. DynaCirc CR-Registered Trademark- is a once-daily calcium channel blocker incorporating ALZA's OROS-Registered Trademark- technology. Merck & Co., Inc. ("Merck") introduced the IVOMEC SR-Registered Trademark- Bolus (ivermectin) in the United States. IVOMEC SR-Registered Trademark- is a product combining the antiparasitic agent ivermectin with ALZA's ruminal bolus technology for control of internal and external parasites in cattle. The product is marketed by Merck in a number of countries outside of the United States.

    During the first quarter of 1997, ALZA filed an Investigational New
Drug application with the U.S. Food and Drug Administration ("FDA") for a DUROS-TM- leuprolide human implant product designed for the palliative treatment of prostate cancer for up to 12 months, with discontinuation of treatment possible at any time. Phase I/II clinical trials of the product, which is under development with TDC, began during the first quarter of 1997. Also during the first quarter of 1997, a New Drug Application for a second generation transdermal testosterone product to follow Testoderm-Registered Trademark- and Testoderm-Registered Trademark- with Adhesive was filed with the FDA following its submission in December 1996. This product, under development with TDC, is a single patch that can be worn on the arm or the torso and is designed to provide convenient physiologic testosterone replacement therapy.

    During the quarter, ALZA purchased two million shares of common stock (9.7% of total outstanding shares) of Alkermes Inc. ("Alkermes"), a drug delivery company. Separately, ALZA and Alkermes agreed in principle to collaborate on a program for the development and commercialization of a product utilizing Alkermes' Prolease-Registered Trademark- or Medisorb-Registered Trademark- drug delivery technology. ALZA also purchased 1,178,882 shares of common stock (4.9% of total outstanding shares) of U.S. Bioscience, Inc. during the quarter.

RESULTS OF OPERATIONS


    ALZA's net income was $26.3 million or $0.30 per share for the quarter ended March 31, 1997, compared to net income of $20.4 million or $0.24 per share for the quarter ended March 31, 1996.


    ALZA's net income currently results primarily from royalties and fees from client companies. Royalties and fees, which are generally derived from sales by client companies of products developed jointly with ALZA, vary from quarter to quarter as a result of changing levels of product sales by client companies and, occasionally, the receipt by ALZA of certain one-time fees. Because ALZA's clients generally take responsibility for obtaining necessary regulatory approvals and make all marketing and commercialization decisions regarding such products, most of the variables that affect ALZA's royalties and fees are not directly within ALZA's control.


     The introduction of competitive products can also have an adverse effect on royalties and fees. In addition, with increasing pressures for cost containment in the U.S. health care system, it can be expected that pharmaceutical product prices, including those of products developed by ALZA, will not increase as quickly as they have in the past, and could decrease.

     During the next several years, ALZA intends to become less dependent on royalties and fees by continuing to expand ALZA's sales and marketing activities and by directly marketing more products (including products developed with TDC); however, there can be no assurance that these expanded activities will be successful, due to factors such as the risks of product development and clinical activities, the length of the regulatory approval process, uncertainties surrounding the acceptance of products by the intended markets, the marketing of competitive products, and the current health care cost containment environment. ALZA expects that, in the near term, net income will continue to result primarily from royalties on sales of currently marketed products.

    Royalties, fees and other revenue for the quarter ended March 31, 1997 increased to $44.2 million, compared to $37.5 million for the same period in 1996. Royalties, fees and other revenue for the quarter ended March 31, 1997 include an upfront payment from Knoll in connection with an agreement for the continued development and worldwide commercialization of the OROS-Registered Trademark- hydromorphone product. The increase in royalties, fees and other revenue also resulted from increased sales of NicoDerm-Registered Trademark- CQ-TM- (nicotine), the over-the-counter version of Nicoderm-Registered Trademark-, by SmithKline Beecham ("SB"), Duragesic-Registered Trademark- by Janssen Pharmaceutica, Inc. ("Janssen") and Glucotrol XL-Registered Trademark- by Pfizer Inc. ("Pfizer"). The increase in royalties was offset in part by decreased royalties on sales of Transderm-Nitro-Registered Trademark- by Novartis and Procardia XL-Registered Trademark- by Pfizer. Sales of Procardia XL-Registered Trademark-, as reported by Pfizer, decreased 22% during the three months ended March 31, 1997 compared to the same period in 1996. Royalties from Procardia XL-Registered Trademark- accounted for approximately 35% of ALZA's royalties and fees for the quarter ended March 31, 1997.

    Research and development revenue of $33.8 million for the quarter ended March 31, 1997 represents an increase of 12% over the same period in 1996, due to product development activities conducted under agreements with client companies other than TDC. Research and development revenue from TDC was $23.4 million and $22.9 million for the quarters ended March 31, 1997 and March 31, 1996, respectively. Research and development expenses for the quarter ended March 31, 1997 increased 12% to $35.0 million as compared with the corresponding quarter in 1996, reflecting the increased activities described above.

    If expenditures on product development by TDC continue at approximately current levels, it is expected that all TDC funds available for product development will be exhausted during the third quarter of 1997, and product development funding by TDC will then cease. Several factors could impact the timing of TDC exhausting its funds, including the acceleration or deceleration of product development and/or clinical activities, product development or clinical study results, the licensing of TDC products by ALZA, the issuance of patents to third parties, changes in the competitive commercial environment or other matters.

    Once TDC has expended all of its funds available for product development, ALZA will be required to determine whether or not to exercise its option, exercisable at ALZA's sole discretion, to purchase, in accordance with a predetermined formula set forth in TDC's Restated Certificate of Incorporation, all (but not less than all) of the outstanding shares of TDC Class A common stock (the "Purchase Option"). The Purchase Option will expire, if not exercised, on the 60th day after TDC files a Form 10-K or Form 10-Q with the Securities and Exchange Commission containing a balance sheet showing less than an aggregate of $5 million in cash and cash equivalents, short-term and long-term investments. Under the formula, the Purchase Option exercise price is expected to be $100 million. The purchase price may be paid in cash, in ALZA common stock, or in any combination of the two, at the option of ALZA. If ALZA were to exercise the Purchase Option, ALZA would incur a one-time charge due to the acquisition of in-process technology and might realize certain tax benefits. In addition, ALZA would need to fund the continued development expenses for the TDC products. If ALZA were to decide not to exercise the Purchase Option, ALZA would have the right, for an additional 90 days, to license any or all TDC products, on a product-by-product and country-by-country basis. ALZA would make payments to TDC, with respect to any licensed products, for countries as to which the license option is exercised, equal to a specified percentage of net sales of the licensed products by ALZA in those countries and a specified portion of any up-front fees and sublicensing revenues received by ALZA from third parties marketing the licensed products in those countries under arrangements with ALZA.

    If ALZA were to exercise the Purchase Option, or to license some or all of the TDC products for commercialization in some or all countries, ALZA would need to fund any additional product development necessary to complete the development of each of the products. In addition, ALZA has agreed to fund certain TDC product development activities, already underway, which will not be completed before TDC's funds are exhausted. Such funding by ALZA would begin, on a product-by-product basis, when TDC no longer has funds available to pay for such activities. Such funding obligation will continue only until the exercise or the expiration of the Purchase Option and ALZA's option to license each TDC product, on a product-by-product and country-by-country basis. However, this funding by ALZA is subject to ALZA's determination of the continued technical and commercial feasibility of the product and the compatibility of the product with ALZA's product portfolio and business objectives.

    If ALZA were to use its own funds to cover the continued development of the TDC products, these product development activities would result in research and development expenses without the corresponding research and development revenues previously provided by TDC. ALZA could also choose to fund the expenses by partnering with third parties for the continued development and commercialization of some or all of the products, either on a worldwide basis or in specified markets. Alternatively, ALZA could determine to continue product development through other financing arrangements.

    Net sales of $27.5 million for the quarter ended March 31, 1997 increased 33% compared to the corresponding period in 1996, primarily due to increased contract manufacturing of NicoDerm-Registered Trademark- CQ-TM-. Net sales of Ethyol-Registered Trademark- (amifostine) for the first quarter of 1997 were $3.5 million compared to $2.5 million for the first quarter of 1996; Ethyol-Registered Trademark- sales in the first quarter of 1996 reflected shipments of launch quantities prior to introduction of the product in April 1996. The timing and quantities of orders for products marketed by client companies are not within ALZA's control. Net sales, therefore, can be expected to fluctuate from period to period, sometimes very significantly, depending on the volume, mix and timing of orders of products shipped to client companies, and in some quarters, due to the shipment of launch quantities of products prior to their introduction.

    ALZA's gross margin (net sales less costs of products shipped) as a percent of net sales increased to 28% for the quarter ended March 31, 1997 compared to 23% for the quarter ended March 31, 1996. The increase was largely due to proportionately greater shipments of higher margin products. In addition, because many of ALZA's manufacturing costs are substantially fixed, increased shipments in any quarter can generally be expected to result in a higher gross margin for the quarter. ALZA expects its gross margin on net sales to increase from historical rates over the longer term, although quarter-to-quarter fluctuations, even significant ones, can be expected to continue to occur for the reasons discussed above. A trend of higher than historical gross margins may ultimately be achieved through increased utilization of capacity, greater operating efficiencies and a proportionate increase in the sales of ALZA-marketed products.

    Selling, general and administrative expenses of $11.6 million for the quarter ended March 31, 1997 increased 13% compared to the corresponding period in 1996. The increase was due to higher sales expenses by ALZA Pharmaceuticals, primarily as a result of the expansion of ALZA's sales force in support of Ethyol-Registered Trademark-, and increased overall general and administrative expenses in support of corporate activities.

    Interest income increased for the quarter ended March 31, 1997 to $16.9 million, compared to $8.3 million during the same period in 1996, primarily due to higher average invested cash balances following ALZA's sale of $500 million of 5% convertible subordinated debentures due 2006 (the "5% Debentures") in April 1996, and also due to gains realized on sales of securities.

    Interest expense increased to $13.7 million for the quarter ended March 31, 1997, compared to $6.4 million during the same period in 1996, reflecting the interest expense associated with ALZA's 5% Debentures and the higher outstanding balance on ALZA's 5 1/4% zero coupon convertible subordinated debentures due 2014 (the "5 1/4% Debentures").

    ALZA's effective combined federal and state income tax rate for the year ended 1996 and for the quarter ended March 31, 1997 was 38%.

    The number of weighted average common and common equivalent shares for the quarter ended March 31, 1997 includes 12.3 million shares issuable upon conversion of the 5 1/4% Debentures. The 5 1/4% Debentures are considered common stock equivalents, but were excluded from the earnings per share calculation for the quarter ended March 31, 1996 as their inclusion would have had an antidilutive effect. Earnings per share for the quarter ended March 31, 1997 are calculated by adding to net income the after-tax interest incurred on the 5 1/4% Debentures for the period ($3.2 million) and dividing by the number of weighted average common and common equivalent shares.

LIQUIDITY AND CAPITAL RESOURCES


    ALZA invested $4.4 million during the first three months of 1997 in additions to property, plant and equipment to support its expanding research, development and manufacturing activities. While ALZA believes its current facilities and equipment are sufficient to meet its current operating requirements, ALZA is expanding its facilities and equipment to support its medium-term and long-term requirements.


    ALZA believes that its existing cash and investment balances are adequate to fund its cash needs for 1997 and beyond. In addition, should the need arise, ALZA believes it would be able to borrow additional funds or otherwise raise additional capital. ALZA may consider using its capital to make strategic investments or to acquire or license technology or products. ALZA may also enter into strategic alliances with third parties which could provide additional funding for research and product development and support for product marketing and sales.

PART II. OTHER INFORMATION


Item 1.  LEGAL PROCEEDINGS


    Product liability suits have been filed against Janssen and ALZA from time to time relating to the Duragesic-Registered Trademark- product which is manufactured by ALZA and marketed by Janssen. Janssen is managing the defense of these suits in consultation with ALZA under an agreement between the parties.


    Historically, the cost of resolution of liability (including product liability) claims has not been significant, and ALZA is not aware of any asserted or unasserted claims pending against it, including the suits mentioned above, the resolution of which would have a material adverse impact on the operations or financial position of ALZA.


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Exhibits:


         10.11 Agreement and Amendment No. 1 to License Agreement dated February 10, 1997 between ALZA Corporation and Therapeutic Discovery Corporation

         11        Statement Regarding Computation of Per Share Earnings

         27.1      Financial Data Schedule for the three months ended
                   March 31, 1997

         27.2 Restated Financial Data Schedule for the year ended December 31, 1996

         27.3 Restated Financial Data Schedule for the nine months ended September 30, 1996

         27.4 Restated Financial Data Schedule for the six months ended June 30, 1996

         27.5 Restated Financial Data Schedule for the three months ended March 31, 1996

         27.6 Restated Financial Data Schedule for the year ended December 31, 1995

         27.7 Restated Financial Data Schedule for the nine months ended September 30, 1995

         27.8 Restated Financial Data Schedule for the six months ended June 30, 1995

         27.9 Restated Financial Data Schedule for the three months ended March 31, 1995

         27.10 Restated Financial Data Schedule for the year ended December 31, 1994

         27.11 Restated Financial Data Schedule for the nine months ended September 30, 1994


    (b)  No reports on Form 8-K were filed during the quarter

                                      SIGNATURES
                                      ----------


    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                             ALZA CORPORATION



Date: May 15, 1997           By:       /s/ E. Mario
                                  -----------------------------
                                       Dr. Ernest Mario
                                  Chief Executive Officer



Date: May 15, 1997           By:       /s/ Bruce C. Cozadd
                                  ------------------------------
                                          Bruce C. Cozadd
                                       Senior Vice President and
                                         Chief Financial Officer

                                    EXHIBIT INDEX




EXHIBIT

10.11 Agreement and Amendment No. 1 to License Agreement dated February 10, 1997 between ALZA Corporation and Therapeutic Discovery Corporation


11       Statement Regarding Computation of Per Share Earnings

27.1     Financial Data Schedule for the three months ended March 31, 1997

27.2     Restated Financial Data Schedule for the year ended December 31, 1996

27.3     Restated Financial Data Schedule for the nine months ended September
         30, 1996

27.4     Restated Financial Data Schedule for the six months ended June 30,
         1996

27.5     Restated Financial Data Schedule for the three months ended
         March 31, 1996

27.6     Restated Financial Data Schedule for the year ended December 31, 1995

27.7     Restated Financial Data Schedule for the nine months ended September
         30, 1995

27.8     Restated Financial Data Schedule for the six months ended June 30,
         1995

27.9     Restated Financial Data Schedule for the three months ended
         March 31, 1995

27.10    Restated Financial Data Schedule for the year ended December 31, 1994

27.11 Restated Financial Data Schedule for the nine months ended September 30, 1994