Form 10-Q
period 1997-06-30
ALZA CORP
filed 1997-08-06
CIK 4310

                           UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                             FORM 10-Q

  X       Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
-----     Exchange Act of 1934

For the quarterly period ended          JUNE 30, 1997
                                 --------------------------

                                 or

          Transition Report Pursuant to Section 13 or 15(d) of the Securities
-----     Exchange Act of 1934

For the transition period from __________ to __________

                   Commission File Number 1-6247


                           ALZA CORPORATION
     ----------------------------------------------------------
       (Exact name of registrant as specified in its charter)


               Delaware                           77-0142070
 --------------------------------            ------------------
 (State or other jurisdiction of              (I.R.S. Employer
  incorporation or organization)             Identification No.)

950 Page Mill Road, P.O. Box 10950, Palo Alto, California    94303-0802
----------------------------------------------------------   ----------
     (Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code (650) 494-5000
                                                   --------------

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

Number of shares outstanding of each of the registrant's classes of common stock as of July 18, 1997:

Common Stock, $.01 par value - 85,024,116 shares

                               ALZA CORPORATION
                        FORM 10-Q for the Quarter Ended
                                 June 30, 1997


                                     INDEX


PART I. FINANCIAL INFORMATION


Item 1. Financial Statements

        Condensed Consolidated Statement of Income                         3
        Condensed Consolidated Balance Sheet                               4
        Condensed Consolidated Statement of Cash Flows                     5
        Notes to Financial Statements                                      6-7

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                          8-16


PART II. OTHER INFORMATION


Item 1. Legal Proceedings                                                  17

Item 4. Submission of Matters to a Vote of Security Holders                17

Item 6. Exhibits and Reports on Form 8-K                                   18

Signatures                                                                 19

Exhibits

PART I.  FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS

                               ALZA CORPORATION
           Condensed Consolidated Statement of Income (unaudited)
                   (In millions, except per share amounts)

                                                               Quarter Ended               Six Months Ended
                                                                   June 30,                      June 30,
                                                             1997           1996           1997           1996
                                                            -------        -------        -------        -------
Revenues:
 Royalties, fees and other                                  $  45.7        $  49.1        $  89.9        $  86.6
 Research and development                                      36.1           35.2           69.9           65.4
 Net sales                                                     36.4           33.6           63.9           54.3
                                                            -------        -------        -------        -------
   Total revenues                                             118.2          117.9          223.7          206.3

Expenses:
 Research and development                                      39.6           38.3           74.6           69.5
 Costs of products shipped                                     23.1           29.6           42.9           45.6
 Selling, general and
  administrative                                               12.6           11.9           24.1           22.1
                                                            -------        -------        -------        -------
   Total expenses                                              75.3           79.8          141.6          137.2
                                                            -------        -------        -------        -------

Operating income                                               42.9           38.1           82.1           69.1

 Interest expense                                              13.7           10.9           27.5           17.4
 Interest and other income                                     13.5           10.2           30.5           18.6
                                                            -------        -------        -------        -------

  Net interest and other
  expense (income)                                              0.2            0.7           (3.0)          (1.2)
                                                            -------        -------        -------        -------

Income before income taxes                                     42.7           37.4           85.1           70.3

Provision for income taxes                                     16.3           14.2           32.4           26.8
                                                            -------        -------        -------        -------

Net income                                                  $  26.4        $  23.2        $  52.7        $  43.5
                                                            -------        -------        -------        -------
                                                            -------        -------        -------        -------

Net income per common and
 common equivalent share                                    $  0.30        $  0.27        $  0.60        $  0.51
                                                            -------        -------        -------        -------
                                                            -------        -------        -------        -------

Weighted average common and
 common equivalent shares                                      98.0           97.4           97.9           91.0
                                                            -------        -------        -------        -------
                                                            -------        -------        -------        -------

See accompanying notes.

                               ALZA CORPORATION
              Condensed Consolidated Balance Sheet (unaudited)
                                 (In millions)

                                                             June 30,     December 31,
                                                              1997           1996
                                                            ---------     -----------
ASSETS
Current assets:
  Cash and cash equivalents                                 $  264.6       $  187.7
  Short-term investments                                       122.3          199.3
  Receivables, net                                             137.4          116.6
  Inventories, at cost:
    Raw materials                                               16.6           17.7
    Work in process                                             15.1           18.0
    Finished goods                                               4.8            3.5
                                                            --------       --------
      Total inventories                                         36.5           39.2
  Prepaid expenses and other current assets                     25.9           19.2
                                                            --------       --------
      Total current assets                                     586.7          562.0

Property, plant and equipment                                  420.0          408.1
Less accumulated depreciation and amortization                (111.9)        (100.3)
                                                            --------       --------
  Net property, plant and equipment                            308.1          307.8
Investments in long-term securities                            631.9          612.8
Other assets                                                   139.6          131.1
                                                            --------       --------

      Total assets                                          $1,666.3       $1,613.7
                                                            --------       --------
                                                            --------       --------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                           $  18.2        $  28.7
  Accrued liabilities                                           32.0           37.2
  Other current liabilities                                      2.0            1.3
                                                            --------       --------
      Total current liabilities                                 52.2           67.2

5% convertible subordinated debentures                         500.0          500.0
5-1/4% zero coupon convertible subordinated debentures         392.3          382.3
Other long-term liabilities                                     74.0           67.5

Stockholders' equity:
  Common stock and additional paid-in capital                  370.5          363.0
  Net unrealized losses on available-for-sale
    securities, net of tax effect                               (9.2)          (0.1)
  Retained earnings                                            286.5          233.8
                                                            --------       --------
      Total stockholders' equity                               647.8          596.7
                                                            --------       --------

      Total liabilities and stockholders' equity            $1,666.3       $1,613.7
                                                            --------       --------
                                                            --------       --------


See accompanying notes.

                              ALZA CORPORATION
            Condensed Consolidated Statement of Cash Flows (unaudited)
                                (In millions)

                                                            Six Months Ended June 30,
                                                               1997          1996
                                                           ----------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                 $  52.7        $  43.5
  Non-cash adjustments to reconcile net income
    to net cash provided by operating activities:
       Depreciation and amortization                            14.2            9.5
       Interest on 5-1/4% zero coupon convertible
         subordinated debentures                                10.1            9.6
       Increase in current assets                              (18.4)         (29.5)
       Decrease in current liabilities                         (16.0)          (8.0)
       Other                                                     1.8            5.5
                                                             -------        -------
       Net cash provided by operating activities                44.4           30.6

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of available-for-sale securities                  (269.1)        (379.0)
  Sales and maturities of available-for-sale securities        311.4          258.8
  Capital expenditures                                         (11.9)         (21.0)
  Other investing activities                                   (11.1)          (9.7)
                                                             -------        -------
       Net cash provided by (used in) investing activities      19.3         (150.9)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from 5% convertible
    subordinated debentures                                        -          488.8
  Issuance of long-term debt                                     6.6              -
  Principal payments on long-term debt                          (0.9)             -
  Issuances of common stock                                      7.5           42.9
                                                             -------        -------
       Net cash provided by financing activities                13.2          531.7
                                                             -------        -------

Net increase in cash and cash equivalents                       76.9          411.4
Cash and cash equivalents at beginning of period               187.7           88.0
                                                             -------        -------

Cash and cash equivalents at end of period                   $ 264.6        $ 499.4
                                                             -------        -------
                                                             -------        -------


See accompanying notes.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

1.  BASIS OF PRESENTATION
    The information at June 30, 1997 and for the six months ended June 30, 1997 and 1996 is unaudited, but includes all adjustments (consisting only of normal recurring adjustments) that the management of ALZA Corporation ("ALZA") believes necessary for fair presentation of the results for the periods presented. Interim results are not necessarily indicative of results for the full year. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes for the year ended December 31, 1996 included in ALZA's 1996 Annual Report to Stockholders.

    Beginning with the quarter ended March 31, 1997, ALZA changed the presentation of its consolidated statement of income and consolidated balance sheet. In the consolidated statement of income, royalties, fees and other revenue now include items related to operations that were previously reflected in interest and other income. Interest expense and income are now shown separately after operating income. On the consolidated balance sheet, ALZA has reclassified securities which have maturities of one year or more as investments in long-term securities; these securities were previously treated as current assets. Prior year amounts have been changed to conform with the current year presentation.

2.  PER SHARE INFORMATION
    Per share information is based on weighted average common equivalent shares, including ALZA common stock, and dilutive warrants and options, for
the period each was outstanding.   The  5-1/4% zero coupon convertible
subordinated debentures due 2014 ("5-1/4% Debentures") are considered to be common stock equivalents, and shares issuable upon an assumed conversion of the 5-1/4% Debentures were dilutive for the quarter and six months ended June 30, 1997, and for the quarter ended June 30, 1996. Shares issuable upon an assumed conversion of the 5-1/4% Debentures would have had an antidilutive effect for the quarter ended March 31, 1996, and were therefore not included in the per share calculation for that period. The 5% convertible subordinated debentures due 2006 ("5%

Debentures") are not considered common stock equivalents and were not included in the fully diluted earnings per share calculation for the periods presented as their inclusion would have had an antidilutive effect. Fully diluted earnings per share are not shown on the Condensed Consolidated Statement of Income since dilution is less than 3% for each period presented.

    In February 1997, the Financial Accounting Standards Board issued Statement No. 128, EARNINGS PER SHARE ("SFAS 128"), which is required to be adopted on December 31, 1997. At that time, ALZA will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating basic earnings per share, which replaces primary earnings per share, the dilutive effect of stock options and other common stock equivalents will be excluded. Diluted earnings per share, which replaces fully diluted earnings per share, will include the dilutive effect of stock options, other common stock equivalents and convertible securities. Basic earnings per share is expected to be $0.01 higher than the reported primary earnings per share for the quarter and $0.02 higher for the six months ended June 30, 1997, and $0.01 higher for the six months ended June 30, 1996. No change is expected for the second quarter of 1996. Dilutive earnings per share is not expected to be materially different than fully diluted earnings per share for these quarters and six month periods.

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

SECOND QUARTER EVENTS
   In April 1997, ALZA and SmithKline Beecham ("SmithKline") entered into an agreement under which SmithKline has the right to commercialize ALZA's Nicoderm-Registered Trademark- transdermal nicotine product in China and Japan upon receipt of required regulatory clearance to market the product. Under the terms of the agreement, SmithKline made an upfront payment to ALZA and will make milestone payments upon the occurrence of certain events related to regulatory clearance. ALZA will manufacture and sell the product to SmithKline at an all-inclusive price.

   In June 1997, ALZA entered into an international commercialization agreement with Pfizer, Inc. ("Pfizer") for ALZA's OROS-Registered Trademark-pseudoephedrine cold/allergy product. Under the terms of the agreement, Pfizer acquired the rights to commercialize the OROS-Registered Trademark-pseudoephedrine product in more than 80 countries, including identified countries in Europe, Asia and South America, but not in the United States or in Asian countries that are subject to a previous agreement. Pfizer made an upfront payment to ALZA and will make milestone payments upon certain regulatory clearance. ALZA will manufacture and sell the product to Pfizer at an all-inclusive price. Pfizer will be responsible for filing for regulatory clearance to market the product in the countries of its territory.

RESULTS OF OPERATIONS
    ALZA's net income was $26.4 million, or $0.30 per share, for the quarter ended June 30, 1997, compared to net income of $23.2 million, or $0.27 per share, ($20.9 million, or $0.25 per share, excluding non-recurring items) for the quarter ended June 30, 1996. Net income for the six months ended
June 30, 1997 was $52.7 million, or $0.60 per share, compared to net income of $43.5 million, or $0.51 per share, ($41.3 million, or $0.49 per share, excluding non-recurring items) for the six months ended June 30, 1996.

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

    During the next several years, ALZA intends to become less dependent on royalties and fees by continuing to expand ALZA's sales and marketing activities and by directly marketing and selling more products; however, there can be no assurance that ALZA will be successful in undertaking this expansion, or that any expanded sales and marketing activities will be successful, due to factors such as the risks associated with developing or acquiring products to market, the length of the regulatory approval process, the uncertainties surrounding the acceptance of new products by the intended markets, the marketing of competitive products, and the current health care cost containment environment. ALZA expects that, in the near term, net income will continue to result primarily from royalties on sales by clients of currently marketed products.

ROYALTIES AND FEES
    Royalties, fees and other revenue were $45.7 million for the quarter and $89.9 million for the six months ended June 30, 1997, compared to $49.1 million and $86.6 million, respectively, for the corresponding periods in 1996. Excluding non-recurring items, royalties, fees and other revenue for the second quarter and first half of 1996 were $38.6 million and $76.1 million. The 1996 non-recurring items consisted primarily of a benefit from the reversal of a reserve for royalties on sales of Procardia XL-Registered Trademark- and a benefit in connection with the settlement of litigation related to patent disputes concerning transdermal nicotine patches, which were partially offset by a charge related to an advance payment to the limited partners of the ALZA OROS-Registered Trademark- Products Limited Partnership in connection with the purchase by ALZA of their interests in the partnership.

    Excluding the 1996 non-recurring items, royalties, fees, and other income increased 18% for both the second quarter and first half of 1997 compared to the corresponding periods in 1996, primarily resulting from increased royalties due to higher sales of NicoDerm-Registered Trademark- CQ-TM- by SmithKline, Duragesic-Registered Trademark- by Janssen Pharmaceutica, Inc. ("Janssen") and Glucotrol XL-Registered Trademark- by Pfizer, which were partially offset by decreased royalties on sales of Procardia XL-Registered Trademark- by Pfizer. Royalties, fees and other revenue for the second quarter of 1997 include an upfront payment from SmithKline in connection with the agreement for the commercialization of ALZA's Nicoderm-Registered Trademark- transdermal nicotine product in China and Japan, and an upfront payment from Pfizer for the rights to commercialize the OROS-Registered Trademark- pseudoephedrine product. For the first half of 1997, royalties, fees and other revenue also included an upfront payment from Knoll Pharmaceutical Company in connection with an agreement for continued development and worldwide commercialization of the OROS-Registered Trademark- hydromorphone product.

    Sales of Procardia XL-Registered Trademark-, as reported by Pfizer, decreased 14% and 19% during the second quarter and first half of 1997 compared to the same periods in 1996. Royalties from Procardia XL-Registered Trademark-accounted for approximately 25% and 30% of ALZA's royalties, fees and other revenue for the quarter and six months ended June 30, 1997, respectively. During the second quarter of 1997, Mylan Laboratories Inc. ("Mylan") filed an Abbreviated New Drug Application ("ANDA") with the United States Food and Drug Administration ("FDA") requesting clearance to market a controlled-release nifedipine tablet as a generic alternative to Procardia XL-Registered Trademark-. On July 8, 1997, Pfizer filed a suit in Washington D.C. federal court seeking to prevent the review of the ANDA and to require Mylan to submit an ANDA suitability petition. Additionally, Pfizer has filed a suit against Mylan in federal court in Pennsylvania for infringement of a patent licensed to Pfizer by a third party relating to nifedipine. Under applicable law, Pfizer's suit may have the effect of delaying FDA clearance of Mylan's ANDA. However, it is not possible to predict the outcome of such litigation, nor is it possible to predict the impact Mylan's product, if cleared for marketing, may ultimately have on sales of Procardia XL-Registered Trademark- and the resulting royalties to ALZA.

RESEARCH AND DEVELOPMENT
    Research and development revenue was $36.1 million and $69.9 million for the quarter and six months ended June 30, 1997, compared to $35.2 million and $65.4 million, respectively, for the corresponding periods in 1996. Research and development revenue from Therapeutic Discovery Corporation ("TDC") was $25.9 million for the quarter and $49.3 million for the six months ended
June 30, 1997, and $28.6 million and $51.5 million, respectively, for the corresponding periods in 1996. Included in the 1996 research and development revenue were $2.1 million of non-recurring charges related to a credit to TDC and other uncollectible receivables. Research and development revenue from other clients increased in the second quarter and first six months of 1997 compared to the same periods in 1996, reflecting an increase in product development activities conducted under agreements with client companies.

    Research and development expenses were $39.6 million for the quarter and $74.6 million for the six months ended June 30, 1997 compared with $38.3 million and $69.5 million, respectively, for the corresponding periods in 1996, reflecting the increased activity for client companies other than TDC, partially offset by decreased product development expenses incurred on behalf of TDC.

    All of TDC funds available for product development will be exhausted during the third quarter of 1997, and product development funding by TDC will then cease. Once TDC has expended all of its funds available for product development, ALZA will be required to determine whether or not to exercise its option, exercisable at ALZA's sole discretion, to purchase, in accordance with a predetermined formula set forth in TDC's Restated Certificate of Incorporation, all (but not less than all) of the outstanding shares of TDC Class A common stock (the "Purchase Option"). The Purchase Option will expire, if not exercised, on the 60th day after TDC files a Form 10-K or Form 10-Q with the Securities and Exchange Commission ("SEC") containing a balance sheet showing less than an aggregate of $5 million in cash and cash equivalents, short-term and long-term investments.

    Under the formula set forth in TDC's Restated Certificate of Incorporation, the Purchase Option exercise price is expected to be $100 million. The purchase price may be paid in cash, in ALZA common stock, or in any combination of the two, at the option of ALZA. If ALZA were to exercise the Purchase Option, ALZA would incur a one-time charge of approximately $100 million due to the acquisition of in-process technology, and might realize certain tax benefits. In addition, ALZA would need to fund the continued development expenses for the TDC products. If ALZA were to decide not to exercise the Purchase Option, ALZA would have the right, for an additional 90 days, to license any or all TDC products, on a product-by-product and country-by-country basis. ALZA would make payments to TDC, with respect to any licensed products, for countries as to which the license option is exercised, equal to a specified percentage of net sales of the licensed products by ALZA in those countries and a specified portion of any upfront fees and sublicensing revenues received by ALZA from third parties marketing the licensed products in those countries under arrangements with ALZA.

    If ALZA were to exercise the Purchase Option, or to license some or all of the TDC products for commercialization in some or all countries, ALZA would need to fund or obtain funding for any additional product development necessary to complete the development of each of the products. In addition, ALZA has agreed to fund certain TDC product development activities that are already underway and that will not be completed before TDC's funds are exhausted. Such funding by ALZA would begin, on a product-by-product basis, when TDC no longer has funds available to pay for such activities, and would continue until the exercise or the expiration of the Purchase Option and ALZA's option to license each TDC product, on a product-by-product and country-by-country basis. ALZA has not yet determined whether it will exercise its Purchase Option or any of its license options (other than those already exercised).

   On July 15, 1997, ALZA filed a registration statement with the SEC on behalf of Crescendo Pharmaceuticals Corporation ("Crescendo") with respect to shares of callable Class A Common Stock ("Crescendo Shares"). Crescendo was formed by ALZA for the purpose of selecting and developing human pharmaceutical products for commercialization, most likely through licensing to ALZA. Subject to the approval of ALZA's Board of Directors and ALZA exercising its option to purchase all of the outstanding shares of TDC, ALZA would contribute $300 million to Crescendo in exchange for the Crescendo Shares, and the Crescendo Shares would be distributed by ALZA to holders of record of ALZA common stock, 5% Debentures and 5-1/4% Debentures. If ALZA were to contribute $300 million to Crescendo and distribute the Crescendo Shares, ALZA would record a one-time charge of $300 million less the fair market value at the time of distribution of Crescendo Shares distributed to ALZA stockholders.

   If ALZA exercises its option to purchase TDC's outstanding shares and distributes the Crescendo Shares, Crescendo would continue the development of certain products which currently are being developed by ALZA and TDC. ALZA would undertake the development of products for Crescendo under agreements between the parties. ALZA would have the option to license any products developed by Crescendo and to purchase all of the Crescendo shares at a price determined according to a formula included in Crescendo's Certificate of Incorporation.

NET SALES
    Net sales were $36.4 million for the quarter and $63.9 million for the six months ended June 30, 1997, an increase of 8% and 18%, respectively, compared to the corresponding periods in 1996. These increases were due to higher sales of Ethyol-Registered Trademark-, Duragesic-Registered Trademark- and Catapres-TTS-Registered Trademark-. Partially offsetting these increases were lower sales by ALZA of NicoDerm-Registered Trademark- CQ-TM- and Covera-HS-TM- in the second quarter of 1997 compared to the second quarter of 1996. Sales in the second quarter of 1996 include the shipment of launch quantities of both products. Net sales of Ethyol-Registered Trademark- for the second quarter and first half of 1997 were $5.2 million and $8.6 million, respectively, compared to $0.6 million and $3.1 million for the same periods in 1996, when the product was launched.

    The timing and quantities of orders for products marketed by client companies are not within ALZA's control. Net sales, therefore, can be expected to fluctuate from period to period, sometimes significantly, depending on the volume, mix and timing of orders of products shipped to client companies, and in some quarters, due to the shipment of launch quantities of products.

    Cost of products shipped declined to $23.1 million for the quarter and $42.9 million in for the six months ended June 30, 1997, compared to $29.6 million and $45.6 million, respectively, for the corresponding 1996 periods. The 1996 amounts include a $2.4 million non-recurring charge related primarily to costs associated with a limited recall of two lots of the Duragesic-Registered Trademark- product.

    ALZA's gross margin (net sales less costs of products shipped) as a percent of net sales increased to 36% for the quarter and 33% for the six months ended June 30, 1997 compared to 19% and 20%, excluding the non-recurring charge, for the quarter and six months ended June 30, 1996, respectively. The increase was largely due to higher volumes of products shipped to client companies and increased sales of ALZA-marketed products. Because many of ALZA's manufacturing costs are substantially fixed, increased shipments in any quarter can generally be expected to result in a higher gross margin for the quarter. ALZA expects its gross margin on net sales to increase from historical rates over the longer term, although quarter-to-quarter fluctuations, even significant ones, can be expected to continue to occur for the reasons discussed above. A trend of higher than historical gross margins may ultimately be achieved through a proportionate increase in the sales of ALZA-marketed products in relation to sales to client-marketed products, increased utilization of capacity and greater operating efficiencies.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
    Selling, general and administrative expenses were $12.6 million and $24.1 million for the second quarter and first half of 1997, an increase of 6% and 9%, respectively, over the corresponding periods in 1996. The increases were due to higher sales and marketing expenses by ALZA Pharmaceuticals, primarily as a result of the expansion of ALZA's sales force in support of Ethyol-Registered Trademark-.

INTEREST EXPENSE AND INCOME
    Interest expense increased to $13.7 million for the quarter and $27.5 million for the six months ended June 30, 1997, compared to $10.9 million and $17.4 million, respectively, during the corresponding periods in 1996, reflecting the interest expense associated with ALZA's 5% Debentures.

    Interest and other income increased to $13.5 million for the quarter and $30.5 million for the six months ended June 30, 1997, compared to $10.2 million and $18.6 million, respectively, for the corresponding periods in 1996, primarily due to higher average invested cash balances following ALZA's issuance of $500 million of 5% Debentures in April 1996. Gains realized on sales of securities also contributed to the increase in interest and other income for the first half of 1997 compared with the same period last year.

EFFECTIVE TAX RATE
    ALZA's effective combined federal and state income tax rate for the year ended 1996 and for the quarter and six months ended June 30, 1997 was 38%.

SUBSEQUENT EVENTS
   In July 1997, ALZA acquired Mycelex-Registered Trademark- Troche in the United States from Bayer Corporation ("Bayer"). Under the terms of the agreement, ALZA made a $50 million upfront payment to Bayer for the product and will make a milestone payment if net sales during a certain period are above a specified level. Bayer will manufacture Mycelex-Registered Trademark- Troche for ALZA, and ALZA will make payments to Bayer based on net sales of the product.

LIQUIDITY AND CAPITAL RESOURCES
    ALZA invested $11.9 million during the first six months of 1997 in additions to property, plant and equipment to support its expanding research, development and manufacturing activities. This compares to $21.0 million invested in the first six months of 1996. While ALZA believes its current facilities and equipment are sufficient to meet its current operating requirements, ALZA is expanding its facilities and equipment to support its medium-term and long-term requirements.

    ALZA believes that its existing cash and investment balances are adequate to fund its cash needs for 1997 and beyond. In addition, should the need arise, ALZA believes it would be able to borrow additional funds or otherwise raise additional capital. ALZA may consider using its capital to make strategic investments or to acquire or license technology or products. ALZA may also enter into strategic alliances with third parties which could provide additional funding for research and product development and support for product marketing and sales. If ALZA were to exercise its option to purchase all of the outstanding shares of TDC stock and pay the purchase price in cash, and were to make the $300 million contribution to Crescendo, ALZA would reduce its cash and investments by approximately 39%.

PART II.  OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS

    Product liability suits have been filed against ALZA from time to time relating to products manufactured or marketed by ALZA, including several suits against ALZA and Janssen relating to the Duragesic-Registered Trademark-product, which is manufactured by ALZA and marketed by Janssen. Janssen is managing the defense of these suits in consultation with ALZA under an
agreement between the parties.   In the ordinary course of business, ALZA is
also a defendant in suits brought by individuals relating to their employment with ALZA or the termination of such employment.

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


Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     (a)  The annual meeting of stockholders of ALZA was held on May 8, 1997.


     (b) A total of 63,849,242 shares were represented at the annual meeting. Stock holders approved the following proposals:

          (i)   Election of Class I Directors:

                                         Votes For     Votes Withheld
                                         ----------    --------------
                Dr. William R. Brody      63,022,240         827,002
                William G. Davis          62,941,169         908,073
                Julian N. Stern           61,930,956       1,918,286

          (ii) An amendment to ALZA's Amended and Restated Stock Plan to increase by 3,000,000 the number of shares authorized for
                issuance under the plan.   There were 52,404,712 votes in
                favor, 10,335,796 against, 400,576 abstentions and 708,158 broker non-votes.

          (iii) The ratification of the appointment of Ernst & Young LLP as ALZA's independent auditors for the fiscal year ended December 31, 1997. There were 63,478,956 votes in favor, 104,391 votes against and 265,895 abstentions.

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

   (a)    Exhibits:


          10.1   Amendment No. 1 to ALZA's Amended and Restated Stock Plan

          10.2   Amendment to Agreements between ALZA and TDC

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




                                     ALZA CORPORATION



Date: August 6, 1997            By:            /s/ E. Mario
                                    ------------------------------------
                                           Dr. Ernest Mario
                                        Chief Executive Officer



Date: August 6, 1997          By:        /s/ Bruce C. Cozadd
                                    ------------------------------------
                                           Bruce C. Cozadd
                                        Senior Vice President and
                                        Chief Financial Officer

                          EXHIBIT INDEX





Exhibit
-------

10.1        Amendment  No. 1 to ALZA's Amended and Restated Stock Plan

10.2        Amendment to Agreements between ALZA and TDC

11          Statement Regarding Computation of Per Share Earnings

27          Financial Data Schedule