Form 10-Q
period 1997-09-30
ALZA CORP
filed 1997-11-06
CIK 4310

24

                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            FORM 10-Q

 (X) Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934 for the quarterly period ended
September 30, 1997

                               or

 ( ) Transition Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934 for the transition period from __________ to __________

Commission File Number 1-6247


                         ALZA CORPORATION
     (Exact name of registrant as specified in its charter)


Delaware                                               77-0142070
(State or other jurisdiction of                  (I.R.S. Employer
incorporation or organization)                Identification No.)

                       950 Page Mill Road
                         P.O. Box 10950
                Palo Alto, California 94303-0802
            (Address of principal executive offices)

Registrant's telephone number, including area code (650) 494-5000


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )



Number of shares outstanding of each of the registrant's classes of common stock as of October 24, 1997:



Common Stock, $.01 par value - 85,393,375 shares

                        ALZA CORPORATION
                 FORM 10-Q for the Quarter Ended
                       September 30, 1997


                              INDEX


Part I. Financial Information


Item 1. Financial Statements

     Condensed Consolidated Statement of Income                 3
     Condensed Consolidated Balance Sheet                       4
     Condensed Consolidated Statement of Cash Flows             5
     Notes to Financial Statements                            6-9

Item 2. Management's Discussion and Analysis of
       Financial Condition and Results of Operations        10-17


Part II. Other Information


Item 1. Legal Proceedings                                      18


Item 6. Exhibits and Reports on Form 8-K                       18


Signatures                                                     19


Exhibits

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

                        ALZA CORPORATION
     Condensed Consolidated Statement of Income (unaudited)
             (In millions, except per share amounts)

                               Quarter Ended   Nine Months Ended
                               September 30,     September 30,
                              1997       1996    1997     1996
_________________________________________________________________

Revenues:
  Royalties, fees and other   $  41.9 $  39.5   $ 131.8 $ 126.1
  Research and development       36.1    29.4     106.0    94.8
  Net sales                      36.5    29.5     100.4    83.8
_________________________________________________________________
     Total revenues             114.5    98.4     338.2   304.7

Expenses:
  Research and development       41.9    31.7     116.5   101.2
  Costs of products shipped      22.0    21.4      64.9    67.0
  Selling, general and
     administrative              11.0    11.6      35.1    33.7
  Acquisition of in-process
   research and development      87.0     -        87.0     -
  Contribution to Crescendo
   Pharmaceuticals Corporation  247.0     -       247.0     -
  Asset write-down               11.5     -        11.5     -
_________________________________________________________________
     Total expenses             420.4    64.7     562.0   201.9
_________________________________________________________________
Operating income (loss)        (305.9)   33.7    (223.8)  102.8

  Interest expense               13.8    12.9      41.3    30.3
  Distribution to debenture
     holders                      8.0     -         8.0     -
  Interest and other income     (17.8)  (16.5)    (48.3)  (35.0)
_________________________________________________________________
     Net interest and other
       expense (income)           4.0    (3.6)      1.0    (4.7)
_________________________________________________________________
Income (loss) before
  income taxes                 (309.9)   37.3    (224.8)  107.5

Provision for income taxes       16.6    14.2      49.0    40.9
_________________________________________________________________
Net income (loss)             $(326.5) $ 23.1 $  (273.8) $ 66.6
=================================================================
Earnings (loss) per share     $ (3.83) $ 0.27 $   (3.22) $ 0.78
=================================================================
Weighted average common and
  common equivalent shares      85.2     97.3      85.0    93.1
=================================================================


See accompanying notes.

                        ALZA Corporation
        Condensed Consolidated Balance Sheet (unaudited)
                          (In millions)
                                      September 30, December 31,
                                           1997         1996
_________________________________________________________________
ASSETS
Current assets:
  Cash and cash equivalents             $   116.7    $    187.7
  Short-term investments                     75.3         199.3
  Receivables, net                          108.1         116.6
  Inventories, at cost:
   Raw materials                             18.3          17.7
   Work in process                           11.8          18.0
   Finished goods                             9.0           3.5
_________________________________________________________________
     Total inventories                       39.1          39.2
  Prepaid expenses and other
   current assets                            22.4          19.2
_________________________________________________________________
     Total current assets                   361.6         562.0

Property, plant and equipment               373.6         408.1
Less accumulated depreciation
  and amortization                          (71.6)       (100.3)
_________________________________________________________________
  Net property, plant and equipment         302.0         307.8
Investments in long-term securities         460.1         612.8
Other assets                                233.5         131.1
_________________________________________________________________
     Total assets                       $ 1,357.2    $  1,613.7
=================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                      $    37.8    $     28.7
  Accrued liabilities                        46.7          37.2
  Other current liabilities                   1.9           1.3
_________________________________________________________________
     Total current liabilities               86.4          67.2

5% convertible subordinated debentures      500.0         500.0
5 1/4% zero coupon convertible
  subordinated debentures                   397.4         382.3
Other long-term liabilities                  84.5          67.5

Stockholders' equity:
  Common stock and additional
   paid-in capital                          379.3         363.0
  Net unrealized losses on available-
   for-sale securities, net of tax effect    (1.3)         (0.1)
  Retained earnings (deficit)               (89.1)        233.8
_________________________________________________________________
     Total stockholders' equity             288.9         596.7
_________________________________________________________________
     Total liabilities and
      stockholders' equity              $ 1,357.2    $  1,613.7
=================================================================
See accompanying notes.

                        ALZA CORPORATION
   Condensed Consolidated Statement of Cash Flows (unaudited)
                          (In millions)
                                              Nine Months Ended
                                                September 30,
                                                1997       1996
_________________________________________________________________
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)                            $(273.8)  $  66.6
 Non-cash adjustments to reconcile net income
  to net cash provided by operating activities:
   Depreciation and amortization                 24.6      15.8
     Interest on 5 1/4% zero coupon convertible
     subordinated debentures                     15.2      14.4
   Increase (decrease) in current assets          6.4     (20.2)
   Decrease (increase) in current liabilities    18.3      (2.2)
   Asset write-down                              11.5       -
   Other                                         12.3       5.6
_________________________________________________________________
Net cash (used in) provided by
 operating activities                          (185.5)     80.0

CASH FLOWS FROM INVESTING ACTIVITIES:
 Sales and maturities of available-for-sale
  securities                                    596.5     426.1
 Purchases of available-for-sale securities    (322.0)   (736.5)
 Product acquisition payments                   (60.0)      -
 Capital expenditures                           (23.6)    (32.1)
 Purchase of Therapeutic Discovery
  Corporation's deferred tax asset              (23.0)      -
 Other investing activities                     (26.2)    (20.9)
_________________________________________________________________
Net cash provided by (used in)
 investing activities                           141.7    (363.4)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Issuances of common stock                       16.3      47.2
 Issuance of long-term debt                       6.5       -
 Distribution of Crescendo
  Pharmaceuticals Corporation shares
  to stockholders                               (49.1)      -
 Principal payments on long-term debt            (0.9)     (0.9)
 Net proceeds from 5% convertible
  subordinated debentures                         -       488.8
_________________________________________________________________
Net cash (used in) provided by
 financing activities                           (27.2)    535.1
_________________________________________________________________
Net (decrease)increase in cash and
 cash equivalents                               (71.0)    251.7
Cash and cash equivalents at
 beginning of period                            187.7      88.0
_________________________________________________________________
Cash and cash equivalents at end of period    $ 116.7   $ 339.7
=================================================================


See accompanying notes.

ALZA CORPORATION
Notes to Consolidated Financial Statements (unaudited)


1.   Basis of Presentation

    The information at September 30, 1997 and for the quarters and nine months ended September 30, 1997 and 1996 is unaudited, and includes all adjustments (consisting only of normal recurring adjustments) that the management of ALZA Corporation ("ALZA") believes necessary for fair presentation of the results for the periods presented. Interim results are not necessarily indicative of results for the full year. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes for the year ended December 31, 1996 included in ALZA's 1996 Annual Report to Stockholders.

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


2. Purchase of Therapeutic Discovery Corporation Shares

   On September 29, 1997, ALZA purchased all of the Class A Common Stock of Therapeutic Discovery Corporation ("TDC") for $100 million in cash. This acquisition was recorded using the purchase method of accounting and, accordingly, the purchase price has been allocated to assets acquired based upon their fair market value on the acquisition date. The purchase resulted in a charge of $77 million to acquisition of in-process research and development on ALZA's Statement of Income, and the remaining $23 million of the purchase price was allocated to a deferred tax asset arising from TDC's net operating loss carryforward and capitalized research and development.


3. Agreement with Alkermes, Inc.

     Effective September 30, 1997, ALZA entered into a clinical development and option agreement with Alkermes, Inc. ("Alkermes") relating to RMP-7, a compound for facilitating chemotherapy drug delivery to the brain. Under the terms of the agreement, ALZA paid Alkermes $10 million, which was charged to acquisition of in-process research and development on ALZA's Statement of Income. Under the agreement, Alkermes will conduct additional clinical activities related to the product, and ALZA has the option to acquire exclusive worldwide commercialization rights to RMP-7.

ALZA CORPORATION
Notes to Consolidated Financial Statements (unaudited)

4. Crescendo Pharmaceuticals Corporation

    Crescendo Pharmaceuticals Corporation ("Crescendo") was formed by ALZA for the purpose of selecting and developing human pharmaceutical products, and commercializing such products most likely through licensing to ALZA. On September 29, 1997, ALZA contributed $300 million in cash to Crescendo. On September 30, 1997, all of the outstanding shares of Crescendo Class A Common Stock (the "Crescendo Shares") were distributed to the holders of ALZA common stock and ALZA's outstanding convertible subordinated debentures. Holders of record on September 18, 1997 received one Crescendo Share for every 20 shares of ALZA common stock owned on that date, a total of 4,268,760 Crescendo Shares; one Crescendo Share for every 36 shares of ALZA common stock into which the holder's 5% convertible subordinated debentures ("5% Debentures") were convertible, a total of 363,700 Crescendo Shares; and one Crescendo Share for every 37 shares of ALZA stock into which the holder's 5 1/4% zero coupon convertible subordinated debentures ("5 1/4% Debentures") were convertible, a total of 333,010 Crescendo Shares. In each case, cash was distributed in lieu of fractional shares. ALZA recorded a charge of $247 million, including expenses of $4 million, interest expense of $8 million related to the distribution to debenture holders and a dividend of $49 million for the distribution of Crescendo Shares to ALZA common stockholders.

    In connection with the contribution to Crescendo and the distribution of Crescendo Shares, ALZA and Crescendo entered into a number of agreements, including the Development Agreement and Technology License Agreement, discussed below. The agreements between ALZA and Crescendo are more fully described in the Crescendo Registration Statement on Form S-1 (Registration No. 333-31281) filed with the Securities and Exchange Commission on September 5, 1997, and will be described in the ALZA Form 10-K for the year ended December 31, 1997.

   Crescendo and ALZA have entered into a Development Agreement for the selection and development of human pharmaceutical products. The development agreement provides, among other things, that Crescendo will fund the development of seven products (the "Initial Products") (OROS-Registered Trademark- oxybutynin, DUROS-Trademark- leuprolide, OROS-Registered Trademark-methylphenidate, IUTS progesterone, D-TRANS-Trademark-testosterone matrix, E-TRANS-Trademark- LHRH and E-TRANS-Trademark- insulin) from August 25, 1997, the date on which TDC ceased funding such products, through October 31, 1997. ALZA recorded revenues of $8.1 million in the third quarter of 1997 as reimbursement from Crescendo for the development costs of the Initial Products through September 30, 1997. Continuation of development of the Initial Products after October 31, 1997 is subject to ALZA proposing and Crescendo's Board of Directors accepting work plans and cost estimates for the products.

ALZA CORPORATION
Notes to Consolidated Financial Statements (unaudited)

4. Crescendo Pharmaceuticals Corporation (continued)

   ALZA and Crescendo have entered into a Technology License Agreement pursuant to which ALZA has granted to Crescendo a worldwide license to use ALZA technology solely to select and develop Crescendo products, to conduct related activities, and to commercialize such products. In exchange for the license to use existing ALZA technology relating to the Initial Products, Crescendo will pay a technology fee to ALZA, payable monthly over a period of three years, in the amount of $1 million per month for the 12 months following the distribution of Crescendo Shares, $667,000 per month for the following 12 months and $333,000 per month for the following 12 months. The technology fee will no longer be payable at such time as fewer than two of the Initial Products are being developed by Crescendo and/or have been licensed by ALZA pursuant to the license option described below. ALZA recorded a technology fee from Crescendo of $1 million for the quarter ended September 30, 1997.

   ALZA has an option to acquire an exclusive, royalty-bearing license to each product developed by Crescendo under the Development Agreement. The option is exercisable on a product by product, country by country basis. Also, under Crescendo's Restated Certificate of Incorporation ALZA has the right to purchase all (but not less than all) of the Crescendo Shares.


5. Asset Write-down

   During the third quarter of 1997, ALZA wrote down approximately $11.5 million of fixed assets, $8.1 million of which related to excess, under-utilized, or otherwise impaired manufacturing equipment. Lower than expected production requirements under a supply agreement with G.D. Searle & Co. ("Searle") for Covera-HS-Trademark- (verapamil) contributed to under-utilization of the manufacturing equipment. Such equipment was written-down to its fair market value, which was determined based upon estimates of current market prices. ALZA has not yet determined the ultimate disposition of these assets. The remaining $3.4 million of the write-down is related primarily to obsolete and idle assets that have no fair market value.

ALZA CORPORATION
Notes to Consolidated Financial Statements (unaudited)

6. Earnings (Loss) Per Share

    For the quarter and nine months ended September 30, 1997, the earnings (loss) per share calculation is based upon weighted average shares of ALZA common stock outstanding during each period. The effect of stock options and the 5 1/4% Debentures were excluded from the calculation for both periods, as their inclusion would have had an anti-dilutive effect. Earnings per share for the quarter and nine months ended September 30, 1996 is based on weighted average shares of ALZA common stock outstanding during each period, plus dilutive warrants and options. The 5 1/4% Debentures are considered to be common stock equivalents, and shares issuable upon an assumed conversion of the 5 1/4% Debentures were dilutive for the quarter and nine months ended September 30, 1996, respectively. The 5% Debentures are not considered common stock equivalents and were not included in the fully diluted earnings per share calculation for the periods presented as their inclusion would have had an anti-dilutive effect. Fully diluted earnings per share are not shown on the Condensed Consolidated Statement of Income since dilution is less than 3% for each period presented.

    In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share ("SFAS 128"), which is required to be adopted on December 31, 1997. At that time, ALZA will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating basic earnings per share, which replaces primary earnings per share, the dilutive effect of stock options and other common stock equivalents will be excluded. Diluted earnings per share, which replaces fully diluted earnings per share, will include the dilutive effect of stock options, other common stock equivalents and convertible securities. Basic earnings (loss) per share is expected to be the same as the reported primary earnings (loss) per share for the quarter and nine months ended September 30, 1997, and for the third quarter of 1996. Basic earnings per share is expected to be $0.01 higher for the nine months ended September 30, 1996. Diluted earnings (loss) per share is not expected to be materially different from fully diluted earnings (loss) per share for the quarter and nine months ended September 30, 1996 and 1997.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

Notice Concerning Forward-Looking Statements

    Some of the statements made in this Form 10-Q are forward-looking in nature, including but not limited to ALZA's product development activities and plans, plans concerning the commercialization of products, statements concerning potential product sales, future costs of products shipped (and gross margins), and associated marketing and selling expenses and other statements that are not historical facts. The occurrence of the events described, and the achievement of the intended results, are subject to the future occurrence of many events, some or all of which are not predictable or within ALZA's control; therefore, actual results may differ materially from those anticipated in any forward-looking statements. Many risks and uncertainties are inherent in the pharmaceutical industry; others are more specific to ALZA's business. Many of the significant risks related to ALZA's business are described in ALZA's Annual Report on Form 10-K, including risks associated with technology and product development, clinical development, regulatory clearance to market products and medical acceptance of products, changes in the health care marketplace, patent and intellectual property matters, regulatory and manufacturing issues, licensing or acquiring products from third parties, commercializing pharmaceutical products and competition.

Third Quarter 1997 Events

   During the third quarter of 1997, ALZA exercised its option to purchase all of the outstanding Class A Common Stock of TDC, contributed $300 million to Crescendo and distributed the Crescendo Shares. These transactions, and their impact on ALZA's financial statements, are discussed below, and in Notes 2 and 4 of the Notes to Financial Statements.

   In July 1997, ALZA acquired exclusive rights to Mycelex-Registered Trademark- (clotrimazole) Troche in the United States from Bayer Corporation ("Bayer"). Under the terms of the agreement with Bayer, ALZA made a $50 million upfront payment to Bayer and will make an additional payment if net sales of the product during a certain period are above a specified level. Bayer will manufacture Mycelex-Registered Trademark- Troche for ALZA, and ALZA will make payments to Bayer based on net sales of the product.

   Effective September 30, 1997, ALZA entered into a clinical development and option agreement with Alkermes relating to RMP-7, a compound intended to facilitate the delivery of chemotherapeutic agents to the brain. Under the terms of the agreement, ALZA paid Alkermes $10 million, which was charged to acquisition of in-process research and development on ALZA's Statement of Income. Under the agreement, Alkermes will conduct additional clinical activities related to the product, and ALZA has the option to acquire exclusive worldwide commercialization rights to RMP-7.

   During the third quarter of 1997, ALZA wrote down approximately $11.5 million of excess or under-utilized manufacturing equipment and obsolete and idle assets. Lower than expected production requirements under a supply agreement with Searle for Covera-HS-Trademark- contributed to the under-utilization of manufacturing assets.


RESULTS OF OPERATIONS

    ALZA's net loss was $326.5 million, or $3.83 per share, for the quarter ended September 30, 1997, reflecting non-recurring charges of $353.5 million, or $4.14 per share. Excluding the non-recurring items, net income was $27.0 million, or $0.31 per share, for the third quarter of 1997, compared to net income of $23.1 million, or $0.27 per share, for the third quarter of 1996. The net loss for the nine months ended September 30, 1997 was $273.8 million, or $3.22 per share (net income of $79.8 million, or $0.91 per share, excluding non-recurring items), compared to net income of $66.6 million, or $0.78 per share ($64.4 million, or $0.76 per share, excluding non-recurring items), for the nine months ended September 30, 1996.

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

    During the next several years, ALZA intends to become less dependent on royalties and fees by continuing to expand ALZA's sales and marketing activities and by directly marketing and selling more products; however, there can be no assurance that ALZA will be successful in undertaking this expansion, or that any expanded sales and marketing activities will be successful, due to factors such as the risks associated with developing, clinically testing and obtaining regulatory clearance of products for ALZA marketing, the difficulties and costs associated with acquiring from third parties products for ALZA to market, the length of the regulatory approval process, the uncertainties surrounding the acceptance of new products by the intended markets, the marketing of competitive products, risks relating to patents and proprietary rights and the current health care cost containment environment. ALZA expects that, in the near term, net income will continue to result primarily from royalties on sales by clients of currently marketed products.

Royalties, Fees and Other Revenue

    Royalties, fees and other revenue were $41.9 million for the quarter and $131.8 million for the nine months ended September 30, 1997, compared to $39.5 million and $126.1 million, respectively, for the corresponding periods in 1996. Excluding non-recurring items, royalties, fees and other revenue for the nine months ended September 30, 1996 were $115.6 million. The 1996 non-recurring items consisted primarily of a benefit from the reversal of a reserve for royalties on sales of Procardia XL-Registered Trademark- and a benefit in connection with the settlement of litigation related to patent disputes concerning transdermal nicotine patches, which were partially offset by a charge related to an advance payment to the limited partners of the ALZA OROS-Registered Trademark-Products Limited Partnership in connection with the purchase by ALZA of their interests in the partnership.

    Excluding the 1996 non-recurring items, royalties, fees, and other income increased 6% for the third quarter and 14% for the nine months ended September 30, 1997 compared to the corresponding periods in 1996, primarily resulting from increased royalties due to higher sales of Glucotrol XL-Registered Trademark- by Pfizer Inc. ("Pfizer"), Duragesic-Registered Trademark- by Janssen Pharmaceutica, Inc. ("Janssen") and Covera-HS-Trademark- by Searle, which were partially offset by decreased royalties on sales of Transderm-Nitro-Registered Trademark- by Novartis Pharmaceuticals Corporation, Procardia XL-Registered Trademark- by Pfizer and NicoDerm-Registered Trademark- CQ-Trademark- by SmithKline Beecham ("SmithKline"). While sales of NicoDerm-Registered Trademark- CQ-Trademark- increased during the quarter, royalties declined as a result of a reduction in royalty rates under ALZA's agreement covering the product, which provides for a reduction in royalty rates above a specified sales level each year. Royalties, fees and other revenue for the third quarter of 1997 included a technology fee of $1 million from Crescendo, discussed below. Royalties, fees and other revenue for the nine months ended September 30, 1997 also included upfront payments from Knoll Pharmaceutical Company in connection with an agreement for continued development and worldwide commercialization of the OROS-Registered Trademark- hydromorphone product, from SmithKline in connection with the agreement for the commercialization of the Nicoderm-Registered Trademark-transdermal nicotine product in China and Japan, and from Pfizer for the rights to commercialize the OROS-Registered Trademark-pseudoephedrine product outside the U.S.

    Sales of Procardia XL-Registered Trademark-, as reported by Pfizer, decreased 11% and 16% for the quarter and nine months ended September 30, 1997, respectively, compared to the same periods in 1996. Royalties from Procardia XL-Registered Trademark- accounted for approximately 35% and 30% of ALZA's royalties, fees and other revenue for the quarter and nine months ended September 30, 1997, respectively. In June 1997, Mylan Laboratories Inc. ("Mylan") filed an Abbreviated New Drug Application ("ANDA") with the FDA requesting clearance to market a controlled-release nifedipine tablet as a generic alternative to Procardia XL-Registered Trademark-. On July 8, 1997, Pfizer filed a suit in federal court in Washington D.C. seeking to prevent the review of the ANDA and to require Mylan to submit an ANDA suitability petition. Additionally, Pfizer has filed a suit against Mylan in federal court in Pennsylvania for infringement of a patent licensed to Pfizer by a third party relating to nifedipine. Under applicable law, Pfizer's suit may have the effect of delaying FDA clearance of Mylan's ANDA. However, it is not possible to predict the outcome of such litigation, nor is it possible to predict the impact Mylan's product, if cleared for marketing, may ultimately have on sales of Procardia XL-Registered Trademark- and the resulting royalties to ALZA.

Research and Development

    Research and development revenue was $36.1 million and $106.0 million for the quarter and nine months ended
September 30, 1997, compared to $29.4 million and $94.8 million, respectively, for the corresponding periods in 1996. Research and development revenue from TDC was $18.5 million for the quarter and $67.8 million for the nine months ended September 30, 1997, and $22.4 million and $73.9 million, respectively, for the corresponding periods in 1996. Crescendo commenced operations in the third quarter of 1997, and revenues from Crescendo for the quarter and nine months ended September 30, 1997 were $8.1 million. Research and development revenue from other clients increased in the quarter and nine months ended September 30, 1997 compared to the same periods in 1996, reflecting an increase in product development activities under agreements with client companies. Included in research and development revenue for the nine months ended September 30, 1996 were $2.1 million of non-recurring charges related to a credit to TDC and to certain uncollectible receivables.

    Research and development expenses were $41.9 million for the quarter and $116.5 million for the nine months ended September 30, 1997, compared to $31.7 million and $101.2 million for the corresponding periods in 1996, reflecting the increased activity for client companies, including TDC and Crescendo.

Therapeutic Discovery Corporation

   On September 29, 1997, ALZA purchased all of the outstanding shares of TDC Class A Common Stock for $100 million in cash. The purchase resulted in a charge of $77 million to acquisition of in-process research and development on ALZA's Statement of Income, and the remaining $23 million of the purchase price was allocated to a deferred tax asset arising from TDC's net operating loss carryforward and capitalized research and development.

Crescendo Pharmaceuticals Corporation

    On September 29, 1997, ALZA contributed $300 million in cash to Crescendo. On September 30, 1997, shares Crescendo Shares were distributed to holders of ALZA common stock and ALZA's outstanding convertible subordinated debentures. ALZA recorded a charge of $247 million, including expenses of $4 million, interest expense of $8 million related to the distribution to debenture holders and a dividend of $49 million to ALZA common stockholders for the distribution of Crescendo Shares.

    Under the Development Agreement between ALZA and Crescendo, Crescendo will fund the development of human pharmaceutical products proposed by ALZA and accepted by Crescendo. The Initial Products (OROS-Registered Trademark- oxybutynin, DUROS-Trademark-leuprolide, OROS-Registered Trademark- methylphenidate, IUTS progesterone, D-TRANS-Trademark- testosterone matrix, E-TRANS-Trademark- LHRH and E-TRANS-Trademark- insulin) from August 25, 1997, the date on which TDC ceased funding such products, through October 31, 1997. ALZA recorded revenues of $8.1 million in the third quarter of 1997 as reimbursement for the development costs of the Initial Products through September 30, 1997.

Continuation of development of the products after October 31, 1997, is subject to ALZA proposing and Crescendo's Board of Directors accepting work plans and cost estimates for the products (see Subsequent Events).

    Under the Technology License Agreement between ALZA and Crescendo, ALZA has granted to Crescendo a worldwide license to use ALZA technology solely to select and develop Crescendo products, and to conduct related activities, and to commercialize such products. In exchange for the license to use existing ALZA technology relating to the Initial Products, Crescendo will pay a technology fee to ALZA, payable monthly over a period of three years in the amount of
$1 million per month for the 12 months following the distribution of Crescendo Shares, $667,000 per month for the following 12 months and $333,000 per month for the following 12 months. The technology fee will no longer be payable at such time as fewer than two of the Initial Products are being developed by Crescendo and/or have been licensed by ALZA pursuant to the option, granted to it by Crescendo, to license any or all Crescendo products. ALZA recorded a technology fee from Crescendo of $1 million for the quarter ended September 30, 1997.

   ALZA has an option to acquire an exclusive, royalty-bearing license to each product developed by Crescendo under the Development Agreement. The option is exercisable on a product by product, country by country basis. Also, under Crescendo's Restated Certificate of Incorporation ALZA also has the right to purchase all (but not less than all) of the Crescendo Shares.

Net Sales

          Net sales were $36.5 million for the quarter and $100.4 million for the nine months ended September 30, 1997, an increase of 24% and 20%, respectively, compared to the corresponding periods in 1996. The increases were due primarily to sales of Mycelex-Registered Trademark- Troche, the U.S. rights to which were acquired in July 1997, and higher sales of Ethyol-Registered Trademark- compared with the same periods last year. Net sales of Ethyol-Registered Trademark- for the quarter and the nine months ended September 30, 1997 were $5.7 million and $14.4 million, respectively, compared to $2.1 million and $5.3 million for the same periods in 1996. Ethyol-Registered Trademark- was launched in April 1996. Net sales of Mycelex-Registered Trademark- Troche were $5.2 million for the third quarter and the nine months ended September 30, 1997. Sales of ALZA-marketed products increased to 39% and 29% of total net sales for the quarter and nine months ended September 30, 1997, respectively, from 19% in each of the corresponding periods in 1996. Net sales to client companies declined 5% for the third quarter of 1997 compared with the third quarter of 1996, and increased 4% for the nine months ended September 30, 1997 compared with the same period in 1996.

    The timing and quantities of orders for products marketed by client companies are not within ALZA's control. Net sales to client companies, therefore, can be expected to fluctuate from period to period, sometimes significantly, depending on the volume, mix and timing of orders of products shipped to client companies, and in some quarters, due to the shipment of launch quantities of products to the clients. The timing and quantities of orders for ALZA-marketed products may vary from quarter to quarter due to factors such as demand for the products, ordering patterns of wholesalers, introduction and sales of competing products.

    Costs of products shipped increased to $22.0 million for the quarter and $64.9 million for the nine months ended September 30, 1997, compared to $21.4 million and $67.0 million, respectively, for the corresponding 1996 periods, reflecting the increase in net sales. Costs of products shipped for the nine months ended September 30, 1996 includes a $2.4 million non-recurring charge related primarily to costs associated with a limited recall of two lots of the Duragesic-Registered Trademark- product.

    ALZA's gross margin (net sales less costs of products shipped) as a percent of net sales increased to 40% for the quarter and 35% for the nine months ended September 30, 1997, compared to 27% and 23% for the quarter and nine months ended September 30, 1996, respectively, excluding the non-recurring charge described above. The increase was largely due to increased sales of ALZA-marketed products and higher margins on products shipped to client companies. ALZA expects its gross margin on net sales to increase from historical rates over the longer term, although quarter-to-quarter fluctuations, even significant ones, can be expected to continue to occur for the reasons discussed above. A trend of higher than historical gross margins may ultimately be achieved through a proportionate increase in the sales of ALZA-marketed products in relation to sales of client-marketed products, increased utilization of capacity, and greater operating efficiencies.

Selling, General and Administrative Expenses

    Selling, general and administrative expenses were $11.0 million and $35.1 million for the third quarter and nine months ended September 30, 1997, compared with $11.6 million and $33.7 million for the corresponding periods in 1996. The decline in selling, general and administrative expenses in the third quarter of 1997 compared with the third quarter of 1996 was due primarily to the higher cash surrender value of life insurance policies, which reduced expenses, partially offset by higher sales and marketing expenses resulting from the expansion of ALZA's sales force in support of Ethyol-Registered Trademark- and Mycelex-Registered Trademark- Troche. Sales and marketing expenses are expected to increase, primarily due to growth in the sales force resulting from the acquisition of new products and the amortization of acquisition fees for those products.

Interest Expense and Income

    Interest expense increased to $13.8 million for the quarter and $41.3 million for the nine months ended September 30, 1997, compared to $12.9 million and $30.3 million, respectively, for the corresponding periods in 1996. The increase in the third quarter of 1997 compared to the third quarter of 1996 was due primarily to lower amounts of capitalized interest and higher interest on the 5 1/4% Debentures in the 1997 quarter. The interest expense associated with

ALZA's 5% Debentures, which were issued in April 1996, also contributed to the increase in interest expense for the nine months ended September 30, 1997 compared with the same period in 1996.

    Interest and other income increased to $17.8 million for the quarter and $48.3 million for the nine months ended September 30, 1997, compared to $16.5 million and $35.0 million, respectively, for the corresponding periods in 1996, primarily due to higher average invested cash balances following ALZA's issuance of $500 million of 5% Debentures. Gains realized on sales of securities were also included in interest and other income for the quarter and nine month periods of 1997 and 1996. Interest and other income is expected to be lower in future quarters as a result of the reduction of cash and investment balances, as described under Liquidity and Capital Resources below.

Effective Tax Rate

    ALZA's 1997 effective combined federal and state income tax rate is estimated to be 38% on income before the non-recurring items. The non-recurring items recognized during the third quarter of 1997 are generally not deductible for income tax purposes. The effective tax rate for the year ended 1996 was 38%.

Subsequent Events

    On October 20,1997, ALZA acquired the rights in the United States to the Ditropan-Registered Trademark- (oxybutynin chloride) product and trademark from Hoechst Marion Roussel, Inc. ("HMRI"). Under the terms of the agreement, ALZA made an upfront payment to HMRI and will make additional payments if specified sales levels of Ditropan-Registered Trademark- are achieved.
HMRI will manufacture and package the product for ALZA. ALZA will have the right to market other products in the United States under the Ditropan-Registered Trademark- tradename.

   On October 21, 1997, the Board of Directors of Crescendo approved, based upon ALZA's recommendation, work plans for the continued development of six of the Initial Products. On ALZA's recommendation, Crescendo determined not to fund additional development of the
D-TRANS-Trademark- testosterone matrix product at this time.

    On October 23, 1997, ALZA acquired the exclusive rights in the United States and Canada to Elmiron-Registered Trademark- (pentosan polysulfate sodium) and three additional urology products, BiCitra-Registered Trademark-(sodium citrate and citric acid), PolyCitra-Registered Trademark-(potassium citrate) and Neutra-Phos-Registered Trademark-(potassium and sodium phosphate), from Baker Norton Pharmaceuticals, Inc., and its parent, IVAX Corporation (together, "IVAX"). Under the terms of the agreement, ALZA paid a $75 million upfront fee to IVAX and will pay additional fees if specified Elmiron-Registered Trademark- sales levels are achieved during the next five years. IVAX will manufacture and package the products for ALZA and will receive payments from ALZA based on sales of the products. As part of the product acquisition, ALZA hired the U.S. sales representatives of IVAX, and effectively doubled the size of its sales force.

    ALZA has entered into an agreement with the developers Peery and Arrillaga to form a limited liability company for the development of a 13-acre parcel in Mountain View, California. ALZA's initial investment in the partnership is $36 million, which will be paid in November 1997. These funds will be applied to the construction of buildings, which the limited liability company will lease to ALZA. ALZA has also entered into a lease of an adjacent seven acre parcel on which it plans to construct a pilot plant, laboratories and other technical facilities. The lease includes an option for ALZA to purchase the property and for Peery and Arrillaga to sell the property to ALZA. On October 28, 1997, the Mountain View City Council approved construction plans for the site.


LIQUIDITY AND CAPITAL RESOURCES

    During the third quarter of 1997, ALZA paid $100 million in cash for the purchase of all of the shares of TDC Class A Common Stock, and contributed $300 million in cash to Crescendo, the Class A Common Stock of which was distributed to ALZA security holders. Also during the quarter, ALZA paid Bayer a $50 million upfront fee for the United States rights to Mycelex-Registered Trademark- Troche and made a $10 million payment to U.S. Bioscience, Inc. related to Ethyol-Registered Trademark-, in accordance with an agreement between the companies covering that product. In October 1997, ALZA made an upfront payment of $75 million to IVAX for the United States and Canadian rights to Elmiron-Registered Trademark- and three additional urology products, and paid $10 million to Alkermes under the agreement related to RMP-7. Cash was provided for these transactions from the sales and maturities of short- and long-term investments, as well as from cash and cash equivalents.

    ALZA's capital spending for the nine months ended September 30, 1997 was $23.6 million for additions to property, plant and equipment to support its expanding research, development and manufacturing activities, compared to capital spending of $32.1 million in the same period of 1996. While ALZA believes its current facilities and equipment are sufficient to meet its current operating requirements, ALZA is expanding its facilities and equipment to support its medium-term and long-term requirements.

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

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings

    Product liability suits have been filed against ALZA from time to time relating to products manufactured or marketed by ALZA, including several suits against ALZA and Janssen relating to the Duragesic-Registered Trademark- product, which is manufactured by ALZA and marketed by Janssen. Janssen is managing the defense of these suits in consultation with ALZA under an agreement between the parties. In the ordinary course of business, ALZA is also a defendant in suits brought by individuals relating to their employment with ALZA or the termination of such employment.

    Historically, the cost of resolution of liability (including product liability) claims has not been significant, and ALZA does not believe that the resolution of any asserted claims pending against it, including the suits mentioned above, or of any unasserted claims of which it is aware, would have a material adverse impact on the operations or financial position of ALZA.


Item 6. Exhibits and Reports on Form 8-K

   (a)  Exhibits:

    10.1 Restated Certificate of Incorporation of Crescendo, as corrected

    10.2     Technology License Agreement between ALZA and Crescendo

    10.3     Development Agreement between ALZA and Crescendo

    10.4     License Option Agreement between ALZA and Crescendo

    10.5     Amended and Restated Stock Plan

    11       Statement Regarding Computation of Per Share Earnings

    27       Financial Data Schedule

   (b)    Reports on Form 8-K filed during the quarter

          On October 6, 1997, ALZA filed a Form 8-K to report the special distribution of shares of Crescendo Pharmaceuticals Corporation on September 30, 1997.

                           SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   ALZA CORPORATION



Date: November 6, 1997        By:            /s/ E. Mario
                                           Dr. Ernest Mario
                                        Chief Executive Officer



Date: November 6, 1997        By:        /s/ Bruce C. Cozadd
                                           Bruce C. Cozadd
                                        Senior Vice President and
                                        Chief Financial Officer