Form 10-K405
period 1997-12-31
ALZA CORP
filed 1998-03-31
CIK 4310

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED
    DECEMBER 31, 1997

                  Commission File Number 1-6247

                          ALZA CORPORATION
     (Exact name of registrant as specified in its charter)

               Delaware                   77-0142070
(State or other jurisdiction of       (I.R.S. Employer
incorporation of organization)        Identification No.)

950 Page Mill Road, P.O. Box 10950, Palo Alto, CA 94303-0802
(Address of principal executive offices)          (Zip Code)

Registrant's telephone number, including area code:  (650) 494-5000

Securities registered pursuant to Section 12(b) of the Act:

                                             Name of each exchange
Title of each class                          on which registered

Common Stock                                 New York Stock Exchange

5 1/4% Liquid Yield Option-trademark- Notes New York Stock Exchange due 2014 (Zero Coupon-Subordinated)

5% Convertible Subordinated Debentures       New York Stock Exchange
     due 2006

Securities registered pursuant to Section 12(g) of the Act:

Warrants (to purchase Common Stock at $65 per share)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[X]

     State the aggregate market value of the voting stock held by non-affiliates of the registrant, as of March 16, 1998:
$3,539,051,440.

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of March 16, 1998:

     Title of Class                     Number of Shares
     Common Stock                       86,052,152

                   DOCUMENTS INCORPORATED BY REFERENCE

     Part II, Items 5, 6, 7 and 8 are incorporated by reference to the registrant's Annual Report to Stockholders for the year ended December 31, 1997; Part III, Items 10, 11, 12 and 13 are incorporated by reference to the definitive proxy statement for the registrant's Annual Meeting of Stockholders to be held on May 7, 1998.
            ALZA CORPORATION FORM 10-K ANNUAL REPORT
           FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                           TABLE OF CONTENTS

                                                             Page
Part I

Item 1.   Business                                              3
Item 2.   Properties                                           26
Item 3.   Legal Proceedings                                    27
Item 4.   Submission of Matters to a Vote of Security Holders  27

          EXECUTIVE OFFICERS OF THE REGISTRANT                 28

Part II

Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters                                  30
Item 6.   Selected Financial Data                              30
Item 7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                  30
Item 7A.  Quantitative and Qualitative Disclosures About Market
          Risk                                                 30
Item 8.   Financial Statements and Supplementary Data          30
Item 9.   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure                  31

Part III

Item 10.  Directors and Executive Officers of the Registrant   31
Item 11.  Executive Compensation                               31
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management                                           31
Item 13.  Certain Relationships and Related Transactions       31

Part IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on
          Form 8-K                                             32


                                PART I

Item 1.   Business

Introduction

     ALZA Corporation ("ALZA") is an emerging pharmaceutical company with leading drug delivery technologies. ALZA applies its technologies to develop pharmaceutical products with enhanced therapeutic value for its own portfolio and for many of the world's leading pharmaceutical companies. ALZA is currently focusing its sales and marketing efforts in urology and oncology. ALZA was incorporated under the laws of the State of California on June 11, 1968, and changed its legal domicile from California to Delaware in 1987. ALZA's mailing address is 950 Page Mill Road, P.O. Box 10950, Palo Alto, California, 94303-0802.

     Before the 1990s, ALZA's business consisted almost exclusively of product development activities undertaken pursuant to joint development and commercialization agreements with large pharmaceutical companies. Among the ALZA-developed products commercialized to date by client companies under these arrangements are Procardia XL-registered trademark-/Adalat CR-registered trademark- (nifedipine) for the treatment of angina and hypertension, Transderm-Nitro-registered trademark- (nitroglycerin) for the prevention and treatment of angina, NicoDerm-registered trademark- CQ-trademark- (nicotine) for use as an aid in smoking cessation, and Glucotrol XL-registered trademark- (glipizide) for the treatment of Type II diabetes.

     Beginning in the early 1990s and increasingly over the past several years, ALZA has embarked on a new strategy to become a fully-integrated commercial pharmaceutical company. While ALZA has continued its traditional product development arrangements with client companies, and currently has products in development with a number of major pharmaceutical companies, ALZA has expanded its commercialization capabilities and activities. In 1994, ALZA formed ALZA Pharmaceuticals, its sales and marketing division, which now has a sales force of more than 100 sales personnel. By the end of 1997, ALZA Pharmaceuticals was marketing Ethyol-registered trademark- (amifostine), Testoderm-registered trademark- (testosterone), Testoderm-registered trademark- with Adhesive, Mycelex-registered trademark- (clotrimazole) Troche, Ditropan-registered trademark- (oxybutynin), Elmiron-registered trademark- (pentosan polysulfate sodium), PolyCitra-registered trademark- (potassium citrate monohydrate), BiCitra-registered trademark- (sodium citrate dihydrate and citric acid monohydrate) and Neutra-Phos-registered trademark- (potassium and sodium phosphates), as well as ALZET-registered trademark- mini-osmotic pumps, Progestasert-registered trademark- (progesterone) intrauterine contraceptive device systems and Ocusert-registered trademark- (pilocarpine) ocular therapeutic systems, three products developed by ALZA in its early years. In March 1998, ALZA launched Testoderm-registered trademark- TTS-trademark- (testosterone) CIII, the third product in the Testoderm line. In addition, ALZA, through ALZA Pharmaceuticals, co-promotes Duragesic-registered trademark- (fentanyl), Hexalen-registered trademark- (altretamine), NeuTrexin-registered trademark- (trimetrexate glucuronate) and the ENACT AirWatch-trademark- system. A partnership of ALZA and Procter & Gamble markets the Actisite-registered trademark- (tetracycline hydrochloride) periodontal fiber for the treatment of periodontal disease in the United States.

     As part of its strategy to expand its commercialization activities, and in order to decrease ALZA's dependence on client companies, in 1993 ALZA formed Therapeutic Discovery Corporation ("TDC") to develop, with ALZA, a pipeline of products for commercialization by ALZA. In the third quarter of 1997, ALZA purchased all of the outstanding shares of TDC. Also in the third quarter of 1997, ALZA distributed to its stockholders and debenture holders the Class A Common Stock of Crescendo Pharmaceuticals Corporation ("Crescendo"), which was formed by ALZA to select and develop human pharmaceutical products and to commercialize those products, most likely through licensing to ALZA. ALZA and Crescendo have continued development of several products previously under development by ALZA and TDC; ALZA and Crescendo have also commenced the development or evaluation of other products.

     At the end of 1997, ALZA and Janssen Pharmaceutica, Inc. (together with its affiliates, "Janssen") entered into new arrangements with respect to two E-TRANS-trademark- fentanyl products - one for the treatment of acute pain and one for the treatment of chronic pain. Under these arrangements, discussed below, ALZA will have the opportunity to share in the United States operating profits from the products in exchange for making an investment in the product development programs.

     ALZA's 1997 activities serve as the foundation for ALZA's expanding commercial activities.

Notice Concerning Forward-Looking Statements

      Some of the statements made in this Form 10-K are forward-looking in nature, including but not limited to ALZA's sales and marketing plans, product development activities and plans, and other statements that are not historical facts. Forward-looking statements include, but are not limited to, statements that are not historical facts, and statements including forms of the words "intend", "believe", "will", "may", "could", "expect", "anticipate", "possible", and similar terms. The occurrence of the events described, and the achievement of the intended results, are subject to the future occurrence of many events, some or all of which are not predictable or within ALZA's control; therefore, actual results may differ materially from those anticipated in any forward-looking statements. Many risks and uncertainties are inherent in the pharmaceutical industry; others are more specific to ALZA's business. Many of the significant risks related to ALZA's business are described in this Form 10-K, including risks associated with introducing and commercializing new pharmaceutical products, the risks inherent in technology and product development, risks relating to clinical development, regulatory clearance to market products and medical acceptance of products, changes in the health care marketplace, competition, patent and intellectual property matters, regulatory risks and manufacturing issues.

Products Marketed and Co-Promoted by ALZA

     At the end of 1997, ALZA, through ALZA Pharmaceuticals, was marketing 13 pharmaceutical products and was co-promoting four additional products marketed by third parties. ALZA Pharmaceuticals has more than 100 field sales personnel. ALZA's specialty sales force has been specially trained in ALZA's two current areas of commercial focus - urology and oncology.

     ALZA-Marketed Products

     - Ethyol (amifostine) - In April 1996, ALZA Pharmaceuticals began marketing Ethyol in the United States. Ethyol is a unique cytoprotective agent developed by U.S. Bioscience, Inc. ("USB"), indicated for the reduction of cumulative renal toxicity associated with repeated administration of the chemotherapeutic drug cisplatin in patients with advanced ovarian or non-small cell lung cancer. USB co-promotes the product with ALZA. ALZA has the right to market the product until mid-2001, with an option for an additional year, and will receive residual payments for a specified period after the end of ALZA's marketing term.

     - Mycelex (clotrimazole) Troche - ALZA acquired the exclusive United States rights to this product from Bayer Corporation ("Bayer") in July 1997. Mycelex Troche is an antifungal agent for the localized treatment of oral thrush. Prior to acquiring the rights to the product, ALZA promoted the product for Bayer.

     - Elmiron (pentosan polysulfate sodium) - In October 1997, ALZA acquired the exclusive rights in the United States and Canada to this product, indicated for the treatment of the pain and discomfort of interstitial cystitis, from IVAX Corporation and its subsidiary, Baker Norton Pharmaceuticals, Inc. (together, "IVAX"). In connection with that transaction, ALZA hired most of the IVAX personnel involved in promoting the product in the United States and Canada. The product was cleared for marketing in the United States in late 1996, and in Canada in 1993.

     - PolyCitra (potassium citrate), BiCitra (sodium citrate and citric acid) and Neutra Phos (potassium and sodium phosphate)
- The exclusive rights to these products in the United States and Canada were acquired from IVAX in the same transaction in which the rights to Elmiron were acquired. PolyCitra and BiCitra are used in the treatment of kidney stones, and Neutra Phos is a nutritional supplement used to treat phosphorous deficiency. All three products are marketed in the United States; PolyCitra is also marketed in Canada.

     - Ditropan (oxybutynin) - In October 1997, ALZA acquired the exclusive United States rights to the immediate release oral Ditropan product from Hoechst Marion Roussel, Inc. ("HMRI"). The product is indicated for the treatment of urge urinary incontinence. As part of the transaction, ALZA also acquired the right to use the Ditropan trademark in the United States with other products. Subject to marketing clearance by the United States Food and Drug Administration ("FDA"), and if ALZA licenses the product from Crescendo, ALZA intends to use the Ditropan trademark with the OROS-registered trademark- oxybutynin product under development by ALZA and Crescendo. The New Drug Application ("NDA") for the OROS oxybutynin product is currently on file with the FDA.

     - Testoderm (testosterone) line of products - ALZA has developed three Testoderm products, once-daily transdermal systems for testosterone replacement therapy in males for conditions associated with a deficiency or absence of endogenous testosterone. Testoderm was introduced in 1994; Testoderm with Adhesive in 1996. Both products are worn on the scrotum. In March 1998, ALZA launched Testoderm TTS, which was developed by ALZA and TDC. This product can be worn on the arm, back or upper buttocks and is also applied once daily.

     In addition to the products described above, ALZA Pharmaceuticals markets the ALZET, Progestasert and Ocusert products. The Ocusert (pilocarpine) Pilo-20 and Pilo-40 ocular therapeutic systems are used for the treatment of glaucoma. The Progestasert (progesterone) intrauterine contraceptive device provides contraception for one year by releasing the natural hormone progesterone. ALZET mini-osmotic pumps are implantable, capsule-shaped units that can deliver solutions containing a wide range of agents in laboratory animals at controlled rates for up to four weeks.

     Product Marketing Risks

     Many of the products described above have been introduced by ALZA Pharmaceuticals during the last few years. Several, such as Ethyol and Elmiron, are relatively new therapies that had no established market at the time of their introduction. Others, such as the Testoderm line, are used for the treatment of conditions that may be underdiagnosed or not completely understood. There can be no assurance that ALZA Pharmaceuticals will be successful in its marketing and sales efforts. There are numerous risks associated with the marketing and sales of pharmaceutical products, including the following:

     - Commercial Potential - In order to provide added value and gain medical and commercial acceptance, a product generally must show some performance improvement or other benefit over products incorporating the same or similar drug compounds or other products indicated for the same illness or condition. In some cases, these benefits may be difficult to establish.

     - Competition from Other Products - Many companies have a presence in urology and oncology, in which ALZA is currently focusing its sales and marketing efforts, including companies that focus exclusively on oncology. Many competitors have far larger sales forces, and significantly greater resources and experience in marketing pharmaceutical products, than ALZA. In addition, other companies may introduce products that offer competitive advantages when compared to products marketed by ALZA.

     - Availability of Products for In-Licensing and/or Acquisition - While ALZA has successfully acquired and in-licensed several products during the past few years, there can be no assurance of continued success in such activities. Other companies are attempting to acquire and in-license products, particularly in the oncology field, and ALZA may not be able to acquire or in-license additional products on favorable terms.

     - Pricing and Reimbursement - As pressures for cost containment increase, particularly in the United States health care industry, there can be no assurance that the prices ALZA can charge for the products marketed by ALZA Pharmaceuticals will be as favorable as historical pharmaceutical product prices. Reimbursement by payors such as government and managed care organizations has become increasingly important, as has the listing of new products on large formularies. There can be no assurance that innovative new products such as Ethyol and Elmiron, or drug delivery products such as Testoderm TTS, will achieve reimbursement and formulary acceptance that will result in an appropriate return on ALZA's research and development efforts or investment in the acquisition of the products. Failure of one or more products to be included on formulary lists, or to be reimbursed by managed care organizations, could have a negative impact on the profitability of ALZA Pharmaceuticals.

     - Physician and Patient Acceptance of Products - Significant efforts will be required to educate physicians and other health care practitioners, as well as patients, concerning some of ALZA's current products in order that the full potential of the products can be realized. For example, Ethyol is the first chemoprotective therapy to be cleared for marketing in the United States. Elmiron, the only oral therapy available for the pain and discomfort associated with interstitial cystitis, is used in the treatment of a disease that is often undiagnosed or misdiagnosed. The Testoderm line is used to treat testosterone deficiency in men, a condition that is not yet well understood, and which is believed to be largely undiagnosed.

     - Dependence on Third Party Manufacturers - The products in-licensed and acquired by ALZA to date from third parties are manufactured by the third parties. ALZA is therefore dependent upon the manufacturing capabilities and capacity of the third parties for supply of those products to sell in the marketplace.

     - Need for International Distribution Arrangements - ALZA's direct sales and marketing efforts are currently limited to the United States and Canada. ALZA will need to enter into arrangements with distributors or marketing partners outside the United States and Canada for products as to which ALZA has rights in other countries. There can be no assurance that acceptable distribution partners can be obtained, or that ALZA's return from the arrangements with international marketing partners will contribute significantly to ALZA's profits.

     Products Co-Promoted by ALZA Pharmaceuticals

     In addition to marketing the products described above, ALZA co-promotes four products with third parties.

     - Duragesic (fentanyl) is a 72-hour system for management of chronic pain in patients who require continuous opioid analgesia for pain that cannot be controlled by lesser means, marketed by Janssen. ALZA Pharmaceuticals has co-promoted the product in the United States since 1994.

     - NeuTrexin (trimetrexate glucuronate) is a product developed and marketed by USB as an alternate treatment for moderate to severe pneumocystis carinii pneumonia. ALZA
Pharmaceuticals has co-promoted the product in the United States since 1996.

     - Hexalen (altretamine) is a product developed and marketed by USB for the palliative treatment of patients with persistent or recurrent ovarian cancer as second-line therapy following first-time therapy with a cisplatin and/or alkylating agent-based combination. ALZA Pharmaceuticals has co-promoted the product in the United States since 1996.

     -  The ENACT AirWatch system is a product developed by ENACT
Health Management Systems for daily monitoring of asthma. ALZA
Pharmaceuticals has co-promoted the product in the United States since 1995.

For its co-promotion activities, ALZA receives co-promotion fees, either pursuant to a specified formula or as a percentage of sales (or incremental sales) of the product.

Arrangements with Pharmaceutical Company Clients

     Client-Marketed Products

     ALZA develops products under joint development arrangements with a number of leading pharmaceutical companies. The products combine one of ALZA's drug delivery systems with a client's proprietary compound or, in some cases, a compound that is no longer patented. ALZA's technologies are discussed below under "ALZA Technologies." Under a typical arrangement with a client company, the client pays all of ALZA's costs incurred in the development of the product, and the client markets the product, making payments to ALZA based on sales of the product. The client approves the work plans for product development and clinical testing (which may be conducted by ALZA, the client or both), and makes the decisions concerning product commercialization. As a result, decisions affecting the timing of product development, the clinical plan, regulatory strategy, and the level of marketing support are not within ALZA's control.

     The products developed by ALZA under these joint development arrangements and currently marketed by client companies incorporate ALZA's D-TRANS-trademark- (transdermal) and OROS technologies. The D-TRANS products developed by ALZA and currently marketed by client companies include:

     - Catapres-TTS-registered trademark- (clonidine) - Applied once-weekly for the treatment of hypertension, marketed by Boehringer Ingelheim Pharmaceuticals, Inc. ("Boehringer").

     - Duragesic (fentanyl) - A 72-hour system for management of chronic pain in patients who require continuous opioid analgesia for pain that cannot be controlled by lesser means, marketed by Janssen and co-promoted in the United States by ALZA
Pharmaceuticals.

     - NicoDerm CQ/Nicoderm (nicotine) - Applied once-daily to aid in smoking cessation. NicoDerm CQ is marketed for over-the-counter use in the United States by SmithKline Beecham p.l.c. ("SKB") as part of a joint venture with HMRI, and Nicoderm is marketed as a prescription product by HMRI in some countries outside the United States.

     - Transderm-Nitro (nitroglycerin) - Applied once-daily for the prevention and treatment of angina pectoris, marketed by Novartis Pharmaceuticals Corporation (together with its affiliates, "Novartis").

    -  Transderm Scop-registered trademark- (scopolamine) -
Applied once every three days for prevention of nausea and vomiting associated with motion sickness, marketed by Novartis in the United States and several European countries, and by Recordati Industria Chimica E Farmaceutica SPA in Italy.

     The OROS products developed by ALZA and currently marketed by client companies include:

     - Covera-HS-trademark- (verapamil) - A once-daily controlled-onset-extended release (COER-24-trademark-) tablet for the treatment of hypertension and angina pectoris, marketed by G.D. Searle ("Searle").

     - DynaCirc CR-registered trademark- (isradipine) - A once-daily system for the treatment of hypertension, marketed by Novartis.

     -  Glucotrol XL (glipizide) - A once-daily treatment for
Type II diabetes, marketed by Pfizer, Inc. ("Pfizer").

     - Minipress XL-registered trademark- / Alpress-registered trademark- LP (prazosin) - A once-daily formulation for the treatment of hypertension, marketed by Pfizer.

     - Procardia XL / Adalat CR (nifedipine) - A once-daily formulation for the treatment of both angina and hypertension, marketed by Pfizer in the United States and by Bayer outside the United States.

     - Volmax-registered trademark- (albuterol) - A twice-daily dosage form for the treatment of asthma, marketed by Muro
Pharmaceutical, Inc. and Forest Laboratories, Inc. in the United
States and by Glaxo Holdings p.l.c. outside the United States.

     In early 1998, Warner-Lambert Consumer Healthcare ("Warner-Lambert") introduced the OROS-registered trademark-pseudoephedrine product, developed by ALZA, as Sudafed-registered trademark- 24 Hour. The product is marketed by Warner-Lambert in the United States as part of its Sudafed-registered trademark-line, pursuant to semi-exclusive rights granted by ALZA. The product was previously marketed by Novartis under the Efidac-registered trademark- brand name.

     Other products developed by ALZA and marketed by third parties include the Actisite (tetracycline hydrochloride) periodontal fiber, designed to treat adult periodontal disease by providing rate-controlled delivery of tetracycline for ten days after placement in the periodontal pocket by a dental practitioner; the Baxter Infusor-registered trademark-, a lightweight, disposable device for intravenous therapy; and IVOMEC SR-registered trademark-, a product combining the antiparasitic agent ivermectin with ALZA's ruminal bolus technology which controls internal and external parasites in cattle for an entire grazing season following a single administration.


International Activities

     Outside the United States and Canada, ALZA has arrangements to market several of its products through distribution arrangements with companies in designated countries. Actisite (tetracycline hydrochloride), for the treatment of periodontal disease, is distributed in several European countries by distributors, and agreements were signed during 1996 for the distribution of the product in Japan and South Korea, following regulatory approval. In December 1996, ALZA signed agreements with Ferring NV (together with its affiliate, "Ferring") granting Ferring the right to market Testoderm, Testoderm with Adhesive and Testoderm TTS in 12 European countries. ALZA has also signed distribution agreements for 17 Asian countries (excluding Japan) for Testoderm and Testoderm with Adhesive. In 1997, ALZA entered into an agreement with SKB for the commercialization by SKB in numerous international markets of the Nicoderm (nicotine) transdermal product developed by ALZA. ALZA entered into an agreement with Pfizer during 1997 for the commercialization of the ALZA-developed OROS pseudoephedrine product in certain countries outside the United States.

     In order to continue the expansion of its international activities, in 1997 ALZA opened a small office in London for its subsidiary ALZA International, Inc. ("ALZA International"). This presence in Europe is intended to help ALZA identify distributors for ALZA products, to help identify new opportunities for product development programs combining ALZA technologies with compounds developed, or under development by, companies in Europe, and to identify products under development, or marketed in Europe, for potential acquisition or in-licensing by ALZA for United States and Canadian marketing.

     Also in 1997, ALZA expanded its sales and marketing activities into Canada when ALZA acquired the United States and Canadian rights to Elmiron, PolyCitra, BiCitra and Neutra Phos. ALZA International now has approximately 12 employees (formerly IVAX employees) located in Canada, marketing Elmiron and PolyCitra. ALZA International is doing business in Canada as ALZA Canada.

Disclosed Products in Development

     ALZA has many products in development with Crescendo and other clients. For competitive reasons, ALZA does not disclose all of the products in development at any particular time.
Products in development include:

          OROS oxybutynin - In December 1997, ALZA submitted a New Drug Application ("NDA") to the FDA requesting clearance to market a once-daily OROS dosage form of oxybutynin for the treatment of urge urinary incontinence. The NDA is currently on file with the FDA. Subject to FDA clearance and assuming ALZA licenses the product from Crescendo, ALZA plans to market the product under the tradename Ditropan-registered trademark- XL-trademark-. The product was initially developed by ALZA and TDC, and its development has been continued by ALZA and Crescendo.

          DUROS-registered trademark- leuprolide - The DUROS leuprolide product is a small osmotically-driven implantable system designed to deliver leuprolide continuously for up to 12 months to provide palliative treatment of prostate cancer. The product is currently in Phase III clinical trials with Crescendo.

          OROS methylphenidate - The OROS methylphenidate product is designed as a once-daily treatment for Attention Deficit
Disorder/Attention Deficit Hyperactivity Disorder. The product is in Phase II clinical trials with Crescendo.

          OROS hydromorphone - The OROS hydromorphone product is designed as a once-daily dosage form of the opioid analgesic hydromorphone. The product is in Phase III clinical trials under ALZA's agreement with Knoll Pharmaceuticals and its parent Knoll AG (together, "Knoll").

          Cereport-trademark- (bradykinin-based receptor-mediated permeabilizer) - In September 1997, ALZA entered into a clinical development and option agreement with Alkermes, Inc. ("Alkermes") relating to Cereport (previously called RMP-7-trademark-) a compound intended to facilitate the delivery of chemotherapeutic agents to the brain. Under the agreement, Alkermes is conducting additional clinical activities related to Cereport, and ALZA has the option to acquire exclusive worldwide commercialization rights to the product.

          E-TRANS fentanyl (acute pain) - ALZA and Janssen have entered into a modified agreement pursuant to which the companies are jointly developing an E-TRANS fentanyl product for the treatment of acute pain. Under the modified agreement, ALZA paid Janssen $21.5 million, and ALZA will receive a share of the United States operating profits from the product and royalties from sales of the product outside the United States. ALZA will have the right to co-promote the product in the United States. The product is currently in Phase III clinical trials.

          E-TRANS fentanyl (chronic pain) - ALZA and Crescendo are developing an E-TRANS fentanyl product for the treatment of chronic pain. Under an agreement between ALZA and Janssen, Janssen will have an option, until a specified time, to take over funding the continued development of the product and to commercialize the product worldwide. If Janssen exercises its option, ALZA will receive a share of the United States operating profits from the product and royalties from sales of the product outside the United States. ALZA will have the right to co-promote the product in the United States. If Janssen does not exercise its option, ALZA may continue the development of the product with Crescendo. The product is in early development.

          E-TRANS LHRH - The E-TRANS LHRH product is designed to provide a simple, effective treatment of infertility resulting from ovulation problems. The product is in early development with Crescendo.

          E-TRANS Macroflux-trademark- Insulin - The E-TRANS
Macroflux insulin product combines ALZA's electrotransport technology and a new skin interface (Macroflux) technology to deliver insulin for the treatment of Type I and Type II diabetes.
The product is in preclinical development with Crescendo.

     Product Development Risks

     All pharmaceutical products require extensive development and clinical activities before an application can be filed for regulatory clearance to market the product. There are many risks inherent in this process, and it should be expected that many of the products for which development is initiated ultimately will not become commercial products. Substantial technical, financial and human resources are required to successfully complete the development of a product.

          Product Circumscription - For each new product, the proper performance characteristics must be defined, and the product must be designed and developed to meet those characteristics. Every product faces significant technological hurdles as it progresses through development, and often one or more of these cannot be overcome. ALZA's DUROS, E-TRANS and Macroflux technologies, as well as some of ALZA's oral technologies, are relatively new, and none of these technologies has yet been incorporated in a commercial product.

          Pilot-Scale Manufacturing - Once a product is developed, it must be manufactured, on a pilot scale, for clinical testing. Pilot-scale manufacturing can be costly and time consuming, and must comply with all of the FDA's regulations concerning current Good Manufacturing Practices. Several of ALZA's drug delivery technologies, such as the D-TRANS, DUROS and E-TRANS technologies, require a series of complex manufacturing steps. For example, DUROS products require aseptic manufacturing, which ALZA has initiated in order to manufacture clinical supplies of the DUROS leuprolide product.

          Clinical Studies - Once a product has been successfully manufactured on a pilot scale, studies to show clinical safety and efficacy must be undertaken and completed. Clinical studies are costly, and can take many years to complete. There can be no assurance that the desired outcomes will be shown in the clinical studies.

          Commercial-Scale Manufacturing - Once a product has been developed, manufactured on a pilot scale and clinically tested, there are further risks in converting a pilot-scale manufacturing process to commercial scale. Due to the complexity of drug delivery technologies, this conversion can be significantly more costly than for other pharmaceutical products. Sometimes manufacturing processes must be modified in order to achieve successful commercial manufacturing and to obtain a reproducible, robust process. For products incorporating newer ALZA technologies, this commercial manufacturing scale-up can take several years and cost millions of dollars.

          Regulatory Risks - Obtaining regulatory clearance to market a product can take many years, and the process varies from country to country. Pricing and reimbursement approvals are also required in some countries, particularly in Europe. Any delay in the regulatory process could adversely affect the commercial potential of a product.

ALZA Technologies

     ALZA was the pioneer, and is a recognized leader, in the development of innovative drug delivery technologies. ALZA's therapeutic systems are designed to provide controlled, predetermined rates of drug release for extended time periods.
By administering drugs in preset patterns and by alternative routes, ALZA's advanced dosage forms, called therapeutic systems, can add to the medical and economic value of drug therapies by minimizing their unpleasant or harmful side effects, optimizing their beneficial actions, simplifying drug therapy, and increasing patient compliance by decreasing the frequency with which medication must be administered. ALZA's OROS and D-TRANS drug delivery systems have been incorporated into more than 20 products currently marketed in many countries of the world.

     D-TRANS Transdermal Systems. ALZA's D-TRANS transdermal therapeutic systems provide for the controlled delivery of drugs directly into the bloodstream through intact skin. Transdermal systems are well suited for the delivery of potent drugs that are poorly absorbed and/or extensively metabolized when administered orally. ALZA's D-TRANS products are thin, multilayer systems, in the form of small adhesive patches, that combine a drug reservoir with a polymer membrane or other mechanism to control drug release to the surface of intact skin, and then through the skin into the bloodstream.

     Oral Systems. ALZA has developed several therapeutic systems for oral administration. ALZA's OROS systems include the push-pull, push-stick and elementary osmotic pump systems.
ALZA's OROS products resemble conventional tablets or capsules in appearance, but use an osmotic mechanism to provide pre-programmed, controlled drug delivery to the gastrointestinal tract. An OROS product comprises a polymer membrane with one or more laser-drilled holes surrounding a core containing the drug or drugs, with or without osmotic or other agents. Water from the gastrointestinal tract diffuses through the membrane at a controlled rate into the drug core, causing the drug to be released in solution or suspension at a predetermined controlled rate out of the laser-drilled hole(s). OROS systems are well suited for delivering drug compounds throughout the gastrointestinal tract in programmed delivery for local treatment or systemic absorption.

    ALZA's Chronset-registered trademark- therapeutic system, which may be useful for the oral delivery of compounds including proteins and peptides, provides a predetermined delay in the release of active compounds from an orally administered capsule in order to target the location or the timing of a bolus delivery. ALZA is also developing a Liquid OROS system designed for the delivery of highly insoluble liquid drug formulations or polypeptides. A delivery orifice in the outer layers of a coated capsule allows controlled release of drug, while an internal osmotic layer pushes against the drug compartment, forcing the liquid drug formulation from the system. ALZA has recently developed its RingCap-trademark- technology, a new oral controlled-release technology designed to have a low manufacturing cost and broad applicability. By incorporating several insoluble polymeric rings around a tablet, the erosion of the tablet can be controlled, modulating the release of drug in the gastrointestinal tract. RingCap systems can deliver the total dose of the selected drug evenly over an extended period.

     E-TRANS Systems. ALZA's E-TRANS electrotransport systems are designed to deliver drugs across intact skin through the use of an electrical potential gradient. ALZA's E-TRANS systems are small, easy-to-apply devices consisting of an adhesive, a drug reservoir, electrodes and a power source/controller. The systems are designed to deliver large molecules (including proteins and peptides) and potent drugs that are poorly absorbed or extensively metabolized in the gastrointestinal tract.

     DUROS Systems. ALZA's DUROS human implant technology is designed to enable the delivery of peptides, proteins and other bioactive macromolecules developed by the biotechnology industry. Products incorporating DUROS implant technology have the potential to deliver macromolecules to subcutaneous sites for systemic therapy or to specific tissues; a single miniature implant may be able to provide therapy for up to one year.

     Macroflux. ALZA is conducting research on a new skin interface technology designed to increase drug transport across the skin and enable delivery of larger molecular weight compounds, including proteins and peptides. This new technology may be used to enhance ALZA's existing D-TRANS transdermal and E-TRANS electrotransport technologies.

     Dose Sipping Technology. ALZA has recently developed its Dose Sipping Technology to provide a simple, convenient method of oral drug delivery, particularly for pediatric and geriatric patients. The simple straw-like systems can provide a pre-measured dose of the desired compound without the difficulties of swallowing a tablet or capsule.

     Technology Development Risks

     The development of ALZA's drug delivery systems requires tens of millions of dollars and many years of research and development activity. ALZA's systems can be quite complex, with many different components. There can be no assurance that any particular system will perform in the same manner when different therapeutic agents are incorporated into it. Often special materials must be fabricated for the first time for use in ALZA drug delivery systems, or materials may be used in the systems in a manner different from their customary commercial uses. Precision and reproducibility of materials can be critical to the performance of a drug delivery system, so a reliable source of a consistent supply of materials can be critical. Materials needed by ALZA may be difficult to obtain on commercially reasonable terms, particularly when relatively small quantities are required, or if the materials traditionally have not been used in pharmaceutical products.

Therapeutic Discovery Corporation

     In June 1993, ALZA distributed a special dividend of Units to ALZA stockholders. Each Unit consisted of one share of TDC Class A Common Stock and one warrant to purchase one-eighth of one share of ALZA Common Stock. TDC was formed by ALZA for the purpose of selecting and developing new human pharmaceutical products combining ALZA's proprietary drug delivery technologies with various drug compounds, and commercializing such products, most likely through licensing to ALZA. ALZA and TDC had a development agreement pursuant to which ALZA conducted research and development activities on behalf of TDC. ALZA had an option to license all of the products developed by TDC, on a product-by-product and country-by-country basis.

     ALZA also had an option, exercisable at ALZA's sole discretion, to purchase, according to a predetermined formula, all of the outstanding shares of TDC Class A Common Stock. In September 1997, ALZA exercised its purchase option and paid $100 million in cash for all of the shares of Class A Common Stock of TDC; TDC is now a wholly-owned subsidiary of ALZA. The ALZA warrants issued as part of the Units remain outstanding and are exercisable at a price of $65 per share until December 31, 1999.

Crescendo Pharmaceuticals Corporation

     In September 1997, ALZA contributed $300 million to Crescendo and distributed the shares of Class A Common Stock of Crescendo (the "Crescendo Shares") to ALZA's stockholders and debenture holders. Crescendo was formed by ALZA for the purpose of selecting and developing human pharmaceutical products and commercializing such products, most likely through licensing to ALZA. The products may, but are not required to, incorporate ALZA drug delivery technologies.

     ALZA and Crescendo have entered into a Development Agreement (the "Development Agreement") pursuant to which ALZA conducts product development and related activities on behalf of Crescendo under work plans and cost estimates which have been proposed by ALZA and approved by Crescendo. Crescendo is required to spend all of the funds contributed to Crescendo, plus interest earned thereon, less Crescendo's reasonable administrative costs, the Technology Fee (described below) paid to ALZA, and reserves of up to $2 million (the "Available Funds"), to conduct activities under the Development Agreement. Under the Development Agreement, Crescendo agreed to fund the development of seven products (the "Initial Products"), the development of which was commenced by ALZA and TDC, from August 25, 1997, the date on which TDC ceased funding such products, through October 31, 1997. Continuation of development of the Initial Products after October 31, 1997 was subject to ALZA proposing, and Crescendo's Board of Directors accepting, work plans and cost estimates for the products. As of the date hereof, five of the seven Initial Products are continuing in active development. The five Initial Products currently in active development are:

   -  OROS oxybutynin (Ditropan XL)
   -  DUROS leuprolide
   -  OROS methylphenidate
   -  E-TRANS Macroflux insulin
   -  E-TRANS LHRH

Two of the Initial Products (the IUTS progesterone and D-TRANS testosterone matrix products), are no longer under active development. Crescendo ceased funding the development of these products on ALZA's recommendation.

     ALZA and Crescendo have entered into a Technology License Agreement pursuant to which ALZA has granted to Crescendo a worldwide license to use ALZA technology solely to select and develop Crescendo products, to conduct related activities, and to commercialize such products. In exchange for the license to use existing ALZA technology relating to the Initial Products, Crescendo pays ALZA a Technology Fee, payable monthly over a period of three years, in the amount of $1 million per month for the first 12 months following the distribution of Crescendo Shares, $667,000 per month for the following 12 months and $333,000 per month for the next 12 months. The Technology Fee will no longer be payable at such time as fewer than two of the Initial Products are being developed by Crescendo and/or have been licensed by ALZA pursuant to the license option described below.

     In the License Option Agreement (the "License Option Agreement") entered into by ALZA and Crescendo, Crescendo has granted ALZA an option to acquire a license to each product developed under the Development Agreement, including the Initial Products. The license option for any such Crescendo product is exercisable on a country-by-country basis at any time until (i) with respect to the United States, 30 days after clearance by the FDA to market such Crescendo product in the United States and
(ii) with respect to any other country, 90 days after the earlier of (a) clearance by the appropriate regulatory agency to market the Crescendo product in such country and (b) clearance by the FDA to market the Crescendo product in the United States. The license option will expire, to the extent not previously exercised, 30 days after the expiration of ALZA's option to purchase all of the outstanding Crescendo Shares, described below. If and to the extent the license option is exercised as to any Crescendo product, ALZA will acquire a perpetual, exclusive license (with the right to sublicense) to develop, make, have made and use the licensed product, and to sell and have sold the licensed product in the country or countries as to which the license option is exercised.

     Under the License Agreement for each licensed product, a form of which is attached to the License Option Agreement (a "License Agreement"), ALZA will make payments to Crescendo with respect to the licensed product equal to 1% of net sales of the licensed product by ALZA and its sublicensees, distributors and marketing partners, plus an additional 0.1% of such net sales for each full $1 million of development costs of the licensed product that have been paid by Crescendo, not to exceed 2.5% of net sales in the first year a licensed product is sold in a major market country, and not to exceed 3% for the following two years. ALZA has the right to buy out Crescendo's right to receive payments for licensed products on a country-by-country or global basis, in accordance with a formula set forth in the License Agreement.

     Pursuant to Crescendo's Restated Certificate of Incorporation, ALZA has the right to purchase all (but not less than all) of the Crescendo Shares (the "Purchase Option"). The Purchase Option will be exercisable by written notice to Crescendo at any time until January 31, 2002, provided that such date will be extended for successive six month periods if, as of any July 31 or January 31 beginning with July 31, 2001, Crescendo has not paid (or accrued expenses for) at least 95% of Available Funds pursuant to the Development Agreement. In any event, the Purchase Option will terminate on the 60th day after Crescendo provides ALZA with a statement that, as of the end of any calendar month, there are less than $2.5 million of Available Funds remaining, accompanied by a report of Crescendo's independent auditors.

     If the Purchase Option is exercised, the exercise price will be the greatest of:

   (a)(i) 25 times the actual payments made by or due from ALZA to Crescendo under the Development Agreement and the License Agreement with respect to any product (and, in addition, such payments as would have been made by or due from ALZA to Crescendo if ALZA had not previously exercised its payment buy-out option with respect to any such payments) for the four calendar quarters immediately preceding the quarter in which the Purchase Option is exercised (provided, however, that for any product which has not been commercially sold during each of such four calendar quarters, the portion of the exercise price for such product will be 100 times the average of the quarterly payments made by or due from ALZA to Crescendo for each of such calendar quarters during which such product was commercially sold) less (ii) any amounts previously paid to exercise any payment buy-out option;

   (b) the fair market value of one million shares of ALZA
Common Stock;

   (c) $325 million less all amounts paid by or due from Crescendo under the Development Agreement to the date the Purchase Option is exercised; and

   (d) $100 million.

     In each case, the amount payable as the Purchase Option exercise price will be reduced to the extent, if any, that Crescendo's liabilities at the time of exercise (other than liabilities under the Development Agreement, the Technology License Agreement and the Services Agreement, described below) exceed Crescendo's cash and cash equivalents and short-term and long-term investments (excluding the amount of Available Funds remaining at such time). ALZA may pay the exercise price in cash, in ALZA Common Stock or in any combination of cash and ALZA Common Stock.

     ALZA and Crescendo have entered into a Services Agreement pursuant to which ALZA has agreed to provide Crescendo with administrative services, including accounting and legal services, on a fully-burdened cost reimbursement basis. The Services Agreement has a one year term and will be renewed automatically for successive one year terms during the term of the Development Agreement unless terminated by Crescendo at any time upon 60 days' written notice.

ALZA TTS Research Partners, Ltd.

     ALZA developed the Duragesic product and the original Testoderm product on behalf of ALZA TTS Research Partners, Ltd. (the "Transdermal Partnership"), a limited partnership funded in 1983 from which ALZA licensed those products. The Transdermal Partnership receives payments from ALZA equal to 4% of Janssen's sales of Duragesic and 4% of ALZA's sales of Testoderm and Testoderm with Adhesive. The Transdermal Partnership did not fund the development of, and will not receive payments on sales of, Testoderm TTS.

     ALZA's license from the Transdermal Partnership for Testoderm will become nonexclusive on July 26, 1998, and ALZA's license from the Transdermal Partnership for Duragesic will become nonexclusive on December 4, 1998. Once ALZA's licenses become nonexclusive, the Transdermal Partnership will need to determine whether to grant nonexclusive licenses to third parties. Under ALZA's distribution agreement with Janssen for the Duragesic product, if ALZA's license from the Transdermal Partnership becomes nonexclusive, if the Transdermal Partnership licenses the product to a third party and if the third party introduces the product, Janssen's royalty payable to ALZA will drop significantly; however, ALZA will continue to owe the Transdermal Partnership 4% of Janssen's net sales. ALZA has an option to purchase all of the interests in the Transdermal Partnership for $120 million cash, less amounts paid by ALZA to the Transdermal Partnership under its licenses prior to the date the option is exercised. As of December 31, 1997, ALZA had paid the Transdermal Partnership $27.3 million under these licenses.

Research and Development Expenditures

     ALZA spent $126.3 million on client-sponsored product development activities during 1997 ($114.8 million and $85.8 million in 1996 and 1995, respectively); such amounts exclude reimbursable general and administrative costs. ALZA spent
$30.6 million on ALZA-sponsored research and development activities during 1997 ($26.8 million and $17.6 million in 1996 and 1995, respectively), also excluding allocable general and administrative costs. Research and development costs are expensed as incurred. ALZA had research and development revenue of $135.0 million during 1997, $131.2 million during 1996 and $104.0 million during 1995, from clients with which ALZA has joint product development agreements (including $67.8 million from TDC and $29.7 million from Crescendo in 1997, and $100.7 million and $70.1 million from TDC in 1996 and 1995, respectively). ALZA's client-sponsored research and development revenue generally represents clients' reimbursement of costs, including a portion of general and administrative expenses. Therefore, product development activities do not contribute significantly to operating results.

Governmental Regulation

     Under the United States Food, Drug and Cosmetic Act, "new drugs" must obtain clearance from the FDA before they lawfully can be marketed in the United States. Applications for marketing clearance must be based on extensive clinical and other testing, the cost of which is very substantial. Approvals (sometimes including pricing approvals) are required from health regulatory authorities in foreign countries before marketing of pharmaceutical products may commence in those countries. Requirements for approval may differ from country to country, and can involve additional testing. There can be substantial delays in obtaining required clearances from both the FDA and foreign regulatory authorities after applications are filed. Even after clearances are obtained, further delays may be encountered before the products become commercially available in countries requiring pricing approvals.

     Product development generally involves all of the following steps which are required by the regulatory process:

     - preclinical development and testing, during which laboratory development and in vitro and in vivo testing takes place;

     - submission to the FDA of an investigational new drug application, which must become effective before human clinical studies may begin;

     -  adequate and well-controlled human clinical trials (Phase
I, II and III studies) to establish the safety and efficacy of the product;

     - submission of an NDA to the FDA (and comparable filings to regulatory agencies outside the United States) requesting clearance to market the product; and

     - the FDA (and foreign regulatory agencies) must clear the product for marketing.

All of these steps can take several years and cost tens of millions of dollars.

     The products sold by ALZA and its client companies in the United States, and/or exported to other countries, are subject to extensive regulation by the FDA and comparable agencies in other countries where the products are distributed. Regulations govern a range of activities including manufacturing, quality assurance, advertising and record-keeping. The continuing trend of stringent FDA oversight in product clearance and enforcement has caused more uncertainty, greater risks and higher costs of obtaining clearance to market a product, and sometimes longer clearance cycles. Failure to obtain, or delays in obtaining, regulatory clearance to market new products, as well as other regulatory actions and recalls, could adversely affect ALZA's financial results.

     The packaging, labeling and advertising of pharmaceutical products are also subject to government regulation. The FDA recommends preclearing advertising materials prior to the launch of a product, and the launch materials for products receiving an accelerated FDA clearance must be precleared by the FDA. With an accelerated FDA clearance (such as was obtained by USB for Ethyol), all labeling and advertising must be submitted to the FDA 30 days prior to use, unless the FDA determines otherwise.
In addition, the FDA may require that additional clinical studies-Phase IV studies-be completed after clearance to market a product has been granted. If these studies are not completed, or if the expected outcomes are not achieved, a product could be withdrawn from the market.

Manufacturing

     ALZA manufactures products marketed by its client companies, and certain products marketed by ALZA, in ALZA's Vacaville, California commercial manufacturing facility. The Vacaville facility is the sole manufacturing site for several products, although some lower-volume products are manufactured in ALZA's Mountain View and Palo Alto, California research and development facilities. These facilities were not designed for high volume commercial manufacturing.

     The products acquired and in-licensed by ALZA are manufactured by the third parties from whom ALZA acquired or in-licensed the products. Generally these products are also manufactured at only one site. A shut down in one of these facilities, or in ALZA's Vacaville facility, resulting in an interruption in supply of one or more of the products, could have an adverse impact on ALZA's financial results.

      Some of the critical materials and components used in ALZA's products are sourced from one single supplier. An interruption in supply from a vendor of a key material could significantly delay the manufacturing of one or more ALZA products. Because the vendors of key components and materials must be named in the NDA for the relevant product, significant delays can occur if the qualification of a new vendor is required. Significant delays or an interruption in product supply could occur if a supplement to the NDA must be filed and approved before materials obtained from the new vendor can be used to manufacture a product.

     The manufacturing process for pharmaceutical products is highly regulated. Periodic inspections are conducted by the FDA and regulatory agencies from other countries. The FDA's current Good Manufacturing Practices are extensive regulations governing the manufacturing process, stability testing, record-keeping and quality standards. Similar, but not identical, regulations are in effect in other countries. The cost of complying with these regulations is substantial.

     Environmental regulations may also affect the manufacturing process. As a pharmaceutical company, ALZA uses chemicals and materials which may be classified as hazardous or toxic, and which require special handling and disposal. ALZA undertakes to minimize releases to the environment and exposure of its employees and the public to such materials. The costs of these activities have increased substantially in recent years, and it is possible that such costs may continue to increase significantly in the future.

Patents and Patent Applications

     As of December 31, 1997, ALZA held approximately 540 United States patents and had approximately 200 pending United States patent applications relating to its products and other technologies. ALZA has in excess of 1,500 foreign patents and 770 pending foreign patent applications covering its various technologies and products. Patents have been issued, or are expected to be issued, covering ALZA's current technologies and products, as well as technologies and products under development.

     Patent protection generally has been important in the pharmaceutical industry. ALZA believes that its current patents, and patents that may be obtained in the future, are important to current and future operations. ALZA technologies and products are generally covered by multiple patents. However, there can be no assurance that ALZA's existing patents will cover future products, that additional patents will be issued, or that any patents now or hereafter issued will be of commercial benefit.

     In the United States, patents are granted for specified periods of time. Some of ALZA's earlier patents covering various aspects of certain OROS and D-TRANS dosage forms have expired, or will expire, over the next several years.

     In 2003, certain significant ALZA patents are due to expire that relate to ALZA's OROS systems and the Procardia XL (nifedipine) product developed by ALZA and marketed by Pfizer (which uses the OROS delivery system). Other forms of sustained release nifedipine using different delivery systems are reported to be in various stages of development by other companies, and two companies (Mylan Laboratories, Inc. and Biovail, Inc.) have filed Abbreviated New Drug Applications ("ANDAs") with the FDA requesting clearance to market generic sustained release nifedipine products. Pfizer has filed suit against Mylan for infringement of a patent relating to nifedipine particles, and is also involved in litigation with the FDA and Mylan concerning the regulatory status of Mylan's product. The Biovail application was filed in late February 1998, and ALZA and Pfizer are reviewing information concerning the Biovail product to determine what actions may be taken. It is not possible to predict the timing and amount of the negative impact on sales of Procardia XL that will result from competition from these or other potential generic sustained release nifedipine products.

     ALZA commercializes several products it has acquired or in-licensed from third parties. The extent to which such products are protected by patent rights varies significantly from product to product. Ditropan and Mycelex Troche have been sold for many years and are not covered by patents. The chemical compounds constituting the active ingredients of Ethyol and Elmiron are not covered by patents. However, patents have issued or are pending relating to significant developments in uses and the formulation of Ethyol, and for certain uses of Elmiron. ALZA anticipates that additional patents may issue relating to these products; however, there can be no assurance that any such patent coverage will be obtained, or if obtained will provide significant proprietary protection for the products.

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

     It is also possible that third parties may obtain patent or other proprietary rights that may be necessary or useful to ALZA. With numerous other companies engaged in developing new chemical entities and competitive drug delivery technologies, it can be expected that other parties may in some circumstances file patent applications or obtain patents that compete in priority with ALZA's patent applications. Such competition may result in adversarial proceedings such as patent interferences and oppositions, which can increase the uncertainty of patent coverage. In cases where third parties are first to invent a particular product or technology, it is possible that those parties will obtain patents that will be sufficiently broad so as to prevent ALZA from using certain technology or from further developing or commercializing certain products. As ALZA expands its direct marketing of products, ALZA may attempt to in-license additional products, or compounds or technologies for use in products. In each of these cases, if licenses from third parties are necessary but cannot be obtained, commercialization of the products would be delayed or prevented.

     In addition, ALZA utilizes significant unpatented proprietary technology, and there can be no assurance that others will not develop similar technology.

Competition

     It can be expected that all or most of the products commercialized by ALZA will face competition at the time of introduction, or later in their life cycles, from different chemical or other agents intended for treatment of the same indications. All of ALZA's current and future drug delivery products are likely to face competition both from traditional forms of drug delivery and from advanced delivery systems being developed by others. ALZA's competition potentially includes all of the pharmaceutical companies in the world, including current ALZA clients. Many of these pharmaceutical companies have greater financial resources, technical staff and manufacturing and marketing capabilities than ALZA. A large number of companies are developing drug delivery technologies. To the extent that ALZA develops or markets products incorporating drugs that are off-patent, or are being developed by multiple companies, ALZA will face competition from other companies developing and marketing similar products.

     As the pharmaceutical industry continues to consolidate, and as pressures increase for cost-effective research and development, some pharmaceutical companies have reduced, and may continue to reduce, their funding of research and development. Competition for limited client dollars may therefore increase, and this competition could include the clients' internal research and development programs, other drug delivery programs and other technologies and products of third parties. Similarly, as pharmaceutical companies search to fill gaps in their product pipelines with in-licensed or acquired products, ALZA will be competing for product in-licensing and acquisition opportunities with companies with far greater financial and other resources than ALZA.

     Competition among pharmaceutical products is generally based on performance characteristics and price. Acceptance by hospitals, physicians and patients is crucial to the success of a product. Health care reimbursement policies of managed care organizations, insurers and government agencies will continue to exert pressure on pricing, and various federal and state agencies have enacted regulations requiring rebates of a portion of the purchase price of many pharmaceutical products. Cost-effectiveness, although often difficult to measure, is becoming increasingly critical to the commercial success of a new product.

     A major challenge faced by ALZA and other pharmaceutical companies is competition from generic pharmaceutical manufacturers. Generic competitors generally are able to obtain regulatory approval for off-patent drugs without investing in costly and time-consuming clinical trials, and need only demonstrate bioequivalence to the drug they wish to copy.
Because of their substantially reduced development costs, generic companies are often able to charge much lower prices for their products than the originator of a new product. A number of ALZA-developed products incorporate chemical entities that are not covered by patents. These products therefore may be subject to potential generic competition to the extent that competitors can demonstrate bioequivalence without infringing ALZA patents relating to its drug delivery technologies. Two companies have filed ANDAs with the FDA requesting clearance to market generic versions of Procardia XL (see "Patents and Patent Applications" above).

     The health care industry has continued to change rapidly as the public, government, medical practitioners and the pharmaceutical industry focus on ways to expand medical coverage while controlling the growth in health care costs. The growth of managed care organizations and the resulting pressures for cost-containment in the United States health care system are expected to continue to put pressures on the prices charged for pharmaceutical products. Prescription drug reimbursement practices and the growth of large managed care organizations, as well as generic and therapeutic substitution (substitution of a different product for the same indication), will significantly affect ALZA's business. While ALZA believes the changing health care environment may increase the value of ALZA's drug delivery products over the long term, it is impossible to predict accurately the impact these changes may have on ALZA.

Revenues

     In 1997, ALZA received royalty revenue based on sales of approximately 16 products. Sales of Procardia XL in the United States by Pfizer accounted for approximately 29% of ALZA's royalties and fees in 1997 (approximately 40% in 1996 and more than 40% in 1995). ALZA's net sales in 1997 consisted of direct sales of products in the marketplace and sales to client companies of products manufactured by ALZA. ALZA's net sales of ALZA-marketed products were approximately $52.9 million in 1997. Research and development revenues consist of reimbursement by client companies, including Crescendo (and previously, TDC), of research and development expenses incurred by ALZA in developing products on behalf of the client companies.

     Information about ALZA's revenues is presented below:

(in millions)                     1997         1996        1995
__________________________________________________________________
Royalties, fees and other      $   183.3       173.3    $   143.7
Net sales                          146.1       108.6         76.9
Research and development           135.0       131.2        104.0
__________________________________________________________________
        Total revenues         $   464.4   $   413.1    $   324.6
==================================================================

     Pfizer accounted for 17% of ALZA's total revenues in 1997, 22% in 1996, and 26% in 1995; TDC accounted for 15% of ALZA's total revenues in 1997, 24% in 1996, and 22% in 1995; Janssen accounted for 15% of ALZA's total revenues in 1997, 14% in 1996, and 13% in 1995; and HMRI accounted for 10% of ALZA's total revenues in 1997, and 11% in both 1996 and 1995. The loss of revenues from one or more of these clients would have a material adverse effect on ALZA's profitability.

     Product Returns; Payment Terms

     For products marketed by ALZA, payment terms are generally net 30 days. From time to time, ALZA has extended its customary payment terms, for example in the case of new product introduction and in anticipation of a holiday shut down. ALZA generally accepts returns of unopened product for full credit.

Industry Segments; Exports

     ALZA's business comprises one industry segment. Export sales were $31.5 million in 1997, $23.0 million in 1996, and $20.1 million in 1995, principally to distributors and client companies in Europe.

Employees

     On December 31, 1997, ALZA had 1,532 employees, of whom approximately 670 were engaged in research and development activities, approximately 493 were engaged in manufacturing activities, approximately 126 were engaged in sales and marketing activities and the remainder were working in general and administrative areas.

Item 2.   Properties

     ALZA's corporate offices are located in Palo Alto, California, and its two primary research and development campuses are in Palo Alto and Mountain View, California. Most of the facilities in Palo Alto are held under prepaid ground leases from Stanford University expiring in approximately 17 to 60 years.
One Palo Alto facility is subleased to ALZA; there are three years remaining on the sublease and ALZA has an option for an additional three years. ALZA owns all of its significant Mountain View facilities, except as described below. ALZA also occupies a research facility in Spring Lake Park, Minnesota which is leased from a third party until the year 2000.

     ALZA's large-scale commercial manufacturing facility, which is owned by ALZA, is located in Vacaville, California. Some smaller scale manufacturing also takes place in the Palo Alto and Mountain View facilities. While ALZA believes that its facilities and equipment are sufficient to meet its current operating requirements, ALZA is actively planning to expand its facilities and equipment to support its long-term requirements, in particular in Mountain View, California.

     In late 1997, ALZA acquired a 50% interest in a real estate joint venture, formed as a limited liability company, for the development of a 13-acre parcel of land in Mountain View, California. ALZA invested $36.2 million in the joint venture, which will be applied to the construction of buildings on the parcel. ALZA is also obligated to make improvements to the buildings, the total cost of which is estimated to be between $60.0 million and $100.0 million. The joint venture will lease the buildings to ALZA upon completion of construction, currently scheduled for mid-1999. The leases provide for an initial term of 15 years, with options to extend for approximately 20 additional years, and with scheduled annual rent increases based upon the Consumer Price Index. ALZA will receive 50% of the joint venture's income.

     ALZA has also entered into a ground lease agreement for an adjacent seven-acre parcel of land on which it plans to construct a pilot plant, laboratories and other technical facilities. The term of the ground lease is approximately 33 years and includes options for ALZA to purchase, or to be required to purchase, the property.

Item 3.   Legal Proceedings

     Product liability suits have been filed against Janssen and ALZA from time to time relating to the Duragesic product.
Janssen is managing the defense of these suits in consultation with ALZA under an agreement between the parties.

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

     Historically, the cost of resolution of liability claims against ALZA (including product liability claims) has not been significant, and ALZA is not aware of any asserted or unasserted claims pending against it, including the suits mentioned above, the resolution of which would have a material adverse impact on the operations or financial position of ALZA.


Item 4.   Submission of Matters to a Vote of Security Holders

     None.



              EXECUTIVE OFFICERS OF THE REGISTRANT


                                          Principal Occupations for
              Name               Age         Past Five Years

Dr. Ernest Mario                 59     Chairman of the Board and Chief
                                        Executive Officer of ALZA (since
                                        1993); Chief Executive of Glaxo
                                        Holdings, p.l.c., a pharmaceutical
                                        company (1989-1993).

Dr. Felix Theeuwes               60     President, New Ventures of ALZA
                                        (since 1997) and Chief Scientist
                                        (since 1982); President, Research
                                        and Development (1995-1997);
                                        President, ATI (1994-1995);
                                        Executive Vice President, Research
                                        and Development (1991-1994).

James Butler                     57     Senior Vice President, Sales and
                                        Marketing of ALZA (since 1997);
                                        Vice President, Sales and Marketing
                                        (1993-1996); Vice President and
                                        General Manager of the corporate
                                        division of Glaxo, Inc., a
                                        pharmaceutical company (1987-1993).

Bruce C. Cozadd                  34     Senior Vice President and Chief
                                        Financial Officer of ALZA (since
                                        1997); Vice President and Chief
                                        Financial Officer (1994-1996); Vice
                                        President, Corporate Planning and
                                        Analysis (1993); Manager, Strategic
                                        Projects (1991-1993).

Harold Fethe                     53     Vice President, Human Resources
                                        of ALZA (since 1991).

Dr. Gary V. Fulscher             54     Senior Vice President, Commercial
                                        Services of ALZA (since 1998);
                                        Senior Vice President, Operations
                                        (1994-1997); Vice President,
                                        Administration (1987-1994).

Dr. Samuel R. Saks               43     Senior Vice President, Medical
                                        Affairs of ALZA (since 1994); Vice
                                        President, Medical Affairs (1992-
                                        1994); Vice President, Clinical
                                        Research, Oncology, Schering Plough
                                        Corporation, a pharmaceutical
                                        company (1991-1992).

Peter D. Staple                  46     Senior Vice President and General
                                        Counsel of ALZA (since 1997); Vice
                                        President and General Counsel (1994-
                                        1996); Vice President and Associate
                                        General Counsel of Chiron
                                        Corporation, a biotechnology
                                        company (1992-1994).

Janne Wissel                     42     Senior Vice President, Operations
                                        of ALZA (since 1998); Vice President
                                        Regulatory and Quality Management
                                        (1995 to 1997); Vice President,
                                        Quality Management (1994 to 1995);
                                        Senior Director, Regulatory
                                        Affairs (1993 to 1994).

Dr. James W. Young               53     Senior Vice President, Research and
                                        Development of ALZA (since 1997);
                                        Senior Vice President, Commercial
                                        Development (1995-1997); Vice
                                        President and Managing Director of
                                        ALZA Technology Institute (June
                                        1995 - September 1995); President,
                                        Pharmaceuticals Division, Affymax
                                        N.V., a biotechnology company
                                        (1992-1995).


                            PART II


Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters

     ALZA incorporates by reference the information concerning the market for its common stock and related stockholder matters set forth at page 41 in the Annual Report to Stockholders (the
"Annual Report") attached as Exhibit 13.

Item 6.   Selected Financial Data

     ALZA incorporates by reference the selected consolidated financial data set forth at page 41 in the Annual Report.

Item 7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations

     ALZA incorporates by reference Management's Discussion and Analysis of Financial Condition and Results of Operations set forth at pages 17 to 25 in the Annual Report.


Item 7A.  Quantitative and Qualitative Disclosures About Market
Risk

     This Item is not applicable to ALZA for this reporting period.

Item 8.   Financial Statements and Supplementary Data

     ALZA incorporates by reference the consolidated financial statements and notes thereto set forth at pages 26 to 39 in the Annual Report and the Report of Ernst & Young LLP, Independent
Auditors, at page 40 in the Annual Report.

Item 9.   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure

     Not applicable.


                            PART III

Item 10.  Directors and Executive Officers of the Registrant

     ALZA incorporates by reference the information concerning its directors set forth under the heading "Election of Directors" on pages 1 to 4 in ALZA's definitive Proxy Statement dated March 27, 1998, for its Annual Meeting of Stockholders to be held on May 7, 1998 (the "Proxy Statement") and the information under the heading "Section 16(a) Beneficial Ownership Reporting Compliance" at page 7 in the Proxy Statement. Information concerning ALZA's executive officers appears at the end of Part I of this report on pages 28 to 30.

Item 11.  Executive Compensation

     ALZA incorporates by reference the information ("Summary Compensation Table", "1997 Option Grants", "1997 Aggregated Option Exercises and Fiscal Year-End Option Values" and "Certain Executive Agreements") set forth under the heading "Executive Compensation" on pages 5 to 7 in the Proxy Statement.

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

      1. Consolidated Financial Statements: Incorporated by reference to the Annual Report (see accompanying Index to Consolidated Financial Statements).

      2. Consolidated Financial Statement Schedule: (see accompanying Index to Consolidated Financial Statement Schedule).

      3.  Exhibits:

                3.1  Restated Certificate of Incorporation of
                ALZA Corporation filed with the Delaware Secretary of State on February 14, 1994(1)

                3.2 Composite Bylaws of ALZA Corporation as restated on February 10, 1994 and amended on August 11, 1994, February 16, 1995, February 15, 1996, August 13, 1996 and February 10, 1998

                4.1 Indenture dated July 7, 1994 between ALZA
                Corporation and the Chase Manhattan Bank, N.A. as
                Trustee, relating to ALZA's 5 1/4% Liquid Yield
                Option-trademark- Notes(2)

                4.2 Specimen of LYONs-trademark- Certificate
                (included in Exhibit 4.1)

                4.3 Form of Warrant Agreement between ALZA
                Corporation and the Chase Manhattan Bank (with attached Warrant Certificate)(3)

                4.4 Indenture dated April 23, 1996 between ALZA
                Corporation and the Chase Manhattan Bank, N.A., as Trustee, relating to ALZA's 5% Convertible
                Subordinated Debentures(4)

                4.5 Specimen of 5% Convertible Subordinated
                Debenture (included in Exhibit 4.4)

                10.1Technology License Agreement between ALZA
                Corporation and Crescendo Pharmaceuticals
                Corporation(5)

See footnotes on page 34.

                10.2 Development Agreement between ALZA
                Corporation and Crescendo Pharmaceuticals
                Corporation(5)

                10.3 License Option Agreement between ALZA
                Corporation and Crescendo Pharmaceuticals
                Corporation(5)

                10.4 Restated Certificate of Incorporation of
                Crescendo Pharmaceuticals Corporation(5)

                10.5 Amended and Restated Executive Deferral Plan II *

                10.6 Executive Deferral Plan II for Chief
                Executive Officer(6) *

                10.7 Executive Deferral Plan Amendments(7) *

                10.8 Amendment Number 2 to Executive Deferral
                Plans II(8) *

                10.9 ALZA Corporation Amended and Restated
                Stock Plan(9)  *

                10.10     Form of Executive Agreement between
                ALZA Corporation and Certain Executive
                Officers(10) *

                10.11     Lease Agreement between ALZA and
                P/A Charleston Road LLC for Building One of
                Charleston Road Development Project (a
                substantially identical lease is in effect for each of two other office buildings) **

                10.12     Construction Agreement between ALZA
                and P/A Charleston Road LLC relating to three office building lease agreements **

                10.13     Ground Lease between ALZA and the
                Peery and Arrillaga Trusts relating to a seven-acre parcel in Mountain View **

                13   Portions of Annual Report to
                Stockholders expressly incorporated by reference herein

                21   Subsidiaries

                23   Consent of Ernst & Young LLP,
                Independent Auditors

                27.1 Financial Data Schedule for the year ended December 31, 1997

                27.2 Restated Financial Data Schedule for the quarters ended March 31, 1997 and June 30, 1997

                27.3 Restated Financial Data Schedule for the quarters ended June 30, 1996 and September 30,
                1996 and for the year ended December 31, 1996

(b)  No reports on Form 8-K were filed during the quarter ended
December 31, 1997.
______________________________________________________________

(1) Incorporated by reference to ALZA's Form 10-K Annual Report for the year ended December 31, 1993.

(2) Incorporated by reference to ALZA's Form 10-Q Quarterly Report for the quarter ended June 30, 1994.

(3)  Incorporated by reference to ALZA's Form 8-A Registration
Statement (Commission File No. 0-11234) dated March 31, 1993, as amended.

(4)  Incorporated by reference to ALZA's Form S-3 Registration
Statement (Commission File No. 333-2343) dated April 8, 1996, as amended.

(5) Incorporated by reference to ALZA's Form 10-Q Quarterly Report for the quarter ended September 30, 1997.

(6) Incorporated by reference to ALZA's Form 10-Q Quarterly Report for the quarter ended September 30, 1993.

(7) Incorporated by reference to ALZA's Form 10-K Annual Report for the year ended December 31, 1992.

(8) Incorporated by reference to ALZA's Form 10-K Annual Report for the year ended December 31, 1994.

(9) Incorporated by reference to ALZA's Form 10-Q Quarterly Report for the quarter ended June 30, 1995.

(10) Incorporated by reference to ALZA's Form 10-K Annual Report for the year ended December 31, 1995.

* A management contract or compensatory plan or arrangement required to be filed as an Exhibit pursuant to Item 14(c) of Form 10-K.

** Certain portions of this document have been omitted pursuant to a request for confidential treatment.

                         ALZA CORPORATION

       INDEX TO CONSOLIDATED FINANCIAL STATEMENTS, REPORT OF
            ERNST & YOUNG LLP, INDEPENDENT AUDITORS AND
             CONSOLIDATED FINANCIAL STATEMENT SCHEDULE
                           (Item 14(a))

                                              Page Number Reference

                                              Annual Report    Form
                                             to Stockholders   10-K

Consolidated statement of operations for
the years ended December 31, 1997, 1996,
1995                                               26

Consolidated balance sheet at
December 31, 1997 and 1996                         27

Consolidated statement of stockholders'
equity for the years ended December 31, 1997,
1996 and 1995                                      28

Consolidated statement of cash flows for
the years ended December 31, 1997, 1996
and 1995                                           29

Notes to consolidated financial statements        30-39

Report of Ernst & Young LLP, Independent
Auditors                                           40

The following consolidated financial statement schedule of ALZA Corporation is included:

II   - Consolidated valuation and qualifying
       accounts                                                36

All other schedules have been omitted because the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements, including the notes thereto.
                                                       SCHEDULE II



                             ALZA CORPORATION
              CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
               Years Ended December 31, 1997, 1996 and 1995



                 Balance at   Additions   Deductions
                 Beginning   Charged to      and       Balance at
                  of Year       Income    write-offs   End of Year
____________________________________________________________________
(In millions)

Allowance for
 doubtful
 receivables:

 1997             $ 0.6       $  0.2       $    -         $ 0.8
====================================================================
 1996             $ 0.2       $  0.4       $    -         $ 0.6
====================================================================
 1995             $ 0.3       $    -       $ (0.1)        $ 0.2
====================================================================


                            SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                       ALZA CORPORATION



                                   By       /s/ Ernest Mario
Dr. Ernest Mario
                                       Chief Executive Officer






Date:   March 30, 1998




    Pursuant to the requirements of the Securities Exchange Act of

1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



/s/ Ernest Mario                    /s/ Dean O. Morton
Dr. Ernest Mario                    Dean O. Morton
Chairman of the Board of            Director
Directors, Director and Chief       Date:  March 30, 1998
Executive Officer
Date:  March 30, 1998
                                    /s/ Denise M. O'Leary
                                    Denise M. O'Leary
/s/ William R. Brody                Director
Dr. William R. Brody                Date:  March 30, 1998
Director
Date: March 30, 1998
                                    /s/ Isaac Stein
                                    Isaac Stein
/s/ William G. Davis                Director
William G. Davis                    Date: March 30, 1998
Director
Date:  March 30, 1998
                                    /s/ Julian N. Stern
                                    Julian N. Stern
 /s/ Robert J. Glaser               Director
Dr. Robert J. Glaser                Date:  March 30, 1998
Director
Date:  March 30, 1998
                                    /s/ Bruce C. Cozadd
                                    Bruce C. Cozadd
                                    Senior Vice President, Chief
                                    Financial Officer and
                                    Principal Accounting Officer
                                    Date:  March 30, 1998

                          EXHIBIT INDEX







Exhibit



3.2   Composite Bylaws



10.5  Amended and Restated Executive Deferral Plan II



10.11 Lease Agreement between ALZA and P/A Charleston Road LLC for

      Building One of Charleston Road Development Project (a

      substantially identical lease is in effect for each of two other office buildings)*



10.12 Construction Agreement between ALZA and P/A Charleston Road

      LLC relating to three office building lease agreements*



10.13 Ground Lease between ALZA and the Peery and Arrillaga Trusts relating to a seven-acre parcel in Mountain View*



13    Portions of Annual Report to Stockholders expressly

      incorporated by reference into Annual Report on Form 10-K



21    Subsidiaries



23    Consent of Ernst & Young LLP, Independent Auditors



27.1  Financial Data Schedule for the year ended December 31, 1997



27.2  Restated Financial Data Schedule for the quarters ended

      March 31, 1997 and June 30, 1997



27.3  Restated Financial Data Schedule for the quarters ended June

      30, 1996 and September 30, 1996 and for the year ended

      December 31, 1996



* Certain portions of this document have been omitted pursuant to a request for confidential treatment.

_______________________________