Form 10-Q
period 1998-03-31
ALZA CORP
filed 1998-05-14
CIK 4310

13

                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            FORM 10-Q

 (X) Quarterly Report Pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934 for the quarterly period ended March 31, 1998

                               or

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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )



Number of shares outstanding of each of the registrant's classes of common stock as of April 30, 1998:



Common Stock, $.01 par value - 86,420,910 shares

                    				ALZA CORPORATION
                 FORM 10-Q for the Quarter Ended
                         March 31, 1998


                              INDEX


Part I. Financial Information


Item 1. Financial Statements

     Condensed Consolidated Statement of Income                 3
     Condensed Consolidated Balance Sheet                       4
     Condensed Consolidated Statement of Cash Flows             5
     Notes to Financial Statements                            6-8


Item 2. Management's Discussion and Analysis of
       Financial Condition and Results of Operations         9-14


Item 3. Quantitative and Qualitative Disclosures about
       Market Risk                                             15


Part II. Other Information


Item 1. Legal Proceedings                                      15


Item 6. Exhibits and Reports on Form 8-K                       15


Signatures                                                     16


Exhibits


PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

                        ALZA CORPORATION
   Condensed Consolidated Statement of Operations (unaudited)
             (In millions, except per share amounts)

                                           Quarter Ended
                                             March 31,
                                      1998                1997
________________________________________________________________

Revenues:
  Net sales                         $   54.4           $   27.5
  Royalties, fees and other             50.0               44.2
  Research and development              26.3               33.8
________________________________________________________________
     Total revenues                    130.7              105.5

Expenses:
  Costs of products shipped             29.4               19.7
  Research and development              34.2               35.0
  Selling, general and
     administrative                     16.2               11.6
________________________________________________________________
     Total expenses                     79.8               66.3
________________________________________________________________

  Operating income                      50.9               39.2

Interest expense                        14.1               13.7
Interest and other income               (6.5)             (16.9)
________________________________________________________________
     Net interest and other
       expense (income)                  7.6               (3.2)
________________________________________________________________
Income before
  income taxes                          43.3               42.4

Provision for income taxes              15.0               16.1
________________________________________________________________
Net income                          $   28.3           $   26.3
================================================================
Earnings per share
  Basic                             $   0.33           $   0.31
=================================================================
  Diluted                           $   0.32           $   0.30
================================================================

See accompanying notes.

                        ALZA Corporation
        Condensed Consolidated Balance Sheet (unaudited)
                          (In millions)
                                        March 31,   December 31,
                                           1998         1997
________________________________________________________________
ASSETS
Current assets:
  Cash and cash equivalents             $    82.6    $     65.0
  Short-term investments                     99.5         109.2
  Receivables, net                          125.2         119.2
  Inventories, at cost:
   Raw materials                              9.0          16.5
   Work in process                           11.0           8.5
   Finished goods                            14.0          12.8
________________________________________________________________
     Total inventories                       34.0          37.8
  Prepaid expenses and other
   current assets                            28.4          26.8
________________________________________________________________
     Total current assets                   369.7         358.0

Property, plant and equipment               431.9         401.8
Less accumulated depreciation
  and amortization                          (99.8)        (91.4)
________________________________________________________________
  Net property, plant and equipment         332.1         310.4
Investments in long-term securities         363.5         361.6
Other assets                                338.1         339.2
________________________________________________________________
     Total assets                       $ 1,403.4    $  1,369.2
================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                      $    27.2    $     56.9
  Accrued liabilities                        52.2          45.9
  Other current liabilities                   5.2           1.8
________________________________________________________________
     Total current liabilities               84.6         104.6

5% convertible subordinated debentures      500.0         500.0
5 1/4% zero coupon convertible
  subordinated debentures                   407.8         402.6
Other long-term liabilities                  64.2          60.8

Stockholders' equity:
  Common stock and additional
   paid-in capital                          399.8         382.4
  Accumulated other comprehensive
   income                                    (4.9)         (4.8)
  Retained earnings (deficit)               (48.1)        (76.4)
________________________________________________________________
     Total stockholders' equity             346.8         301.2
________________________________________________________________
     Total liabilities and
      stockholders' equity              $ 1,403.4    $  1,369.2
================================================================
See accompanying notes.

                        ALZA CORPORATION
   Condensed Consolidated Statement of Cash Flows (unaudited)
                          (In millions)

                                                Quarter Ended
                                                  March 31,
                                                1998       1997
________________________________________________________________
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                   $  28.3   $  26.3
 Non-cash adjustments to reconcile net income
  to net cash provided by operating activities:
   Depreciation and amortization                  9.9       6.4
   Amortization of product payments               2.6       0.3
     Interest on 5 1/4% zero coupon convertible
     subordinated debentures                      5.2       5.0
  (Increase) decrease in current assets          (3.7)      2.1
   Decrease in current liabilities              (23.3)     (2.9)
   Other                                         (0.6)      1.5
________________________________________________________________
Net cash provided by operating activities        18.4      38.7

CASH FLOWS FROM INVESTING ACTIVITIES:
 Sales and maturities of available-for-sale
  securities                                    101.1     201.2
 Purchases of available-for-sale securities     (93.4)   (189.3)
 Capital expenditures                           (12.6)     (4.4)
 Other investing activities                     (10.4)      2.2
________________________________________________________________
Net cash (used in) provided by
 investing activities                           (15.3)      9.7

CASH FLOWS FROM FINANCING ACTIVITIES:
 Issuances of common stock                       17.4       5.3
 Principal payments on long-term debt            (2.9)     (1.1)
________________________________________________________________
Net cash provided by financing activities        14.5       4.2
________________________________________________________________
Net increase in cash and cash equivalents        17.6      52.6

Cash and cash equivalents at
 beginning of period                             65.0     187.7
________________________________________________________________
Cash and cash equivalents at end of period    $  82.6   $ 240.3
================================================================


See accompanying notes.

ALZA CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited)

1. BASIS OF PRESENTATION

    The information at March 31, 1998 and for the quarters ended March 31, 1998 and 1997 is unaudited, and includes all adjustments (consisting only of normal recurring adjustments) that the management of ALZA Corporation ("ALZA") believes necessary for fair presentation of the results for the periods presented. Interim results are not necessarily indicative of results for the full year. The condensed consolidated balance sheet for December 31, 1997 was derived from the audited balance sheet. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes for the year ended
December 31, 1997 included in ALZA's 1997 Annual Report to
Stockholders.

Comprehensive Income

    As of January 1, 1998, ALZA adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"), which establishes standards for reporting comprehensive income and its components. Comprehensive income includes net income plus other comprehensive income, which, for ALZA, primarily comprises net unrealized gains or losses on available-for-sale securities. Other comprehensive income was not material for the quarters ended March 31, 1998 and 1997. Total comprehensive income for the quarters ended March 31, 1998 and 1997 approximates net income for these periods. The adoption of SFAS 130 had no impact on ALZA's results of operations or financial condition.

Supplemental Disclosures of Cash Flow Information

     In the first quarter of 1998, ALZA made a payment of $21.5 million to Janssen Pharmaceutica, Inc. ("Janssen") related to the modification, effective as of December 31, 1997, of a development and commercialization agreement for an E-TRANS-trademark- fentanyl product for the treatment of acute pain. ALZA recorded a nonrecurring charge for this item in the fourth quarter of 1997, and the amount was included in accounts payable at December 31, 1997.

Noncash Investing and Financing       Quarter Ended March 31,
  Activities (In millions)            1998                1997
_________________________________________________________________
Investment in low-income housing
  in exchange for long-term debt    $ 10.1             $   6.6

Acquisition of building in lieu of
  repayment of note receivable        17.5                 -


Recently Issued Accounting Pronouncement

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 establishes standards for annual and interim disclosures of operating segments, products and services, geographic areas and major customers. SFAS 131 is effective beginning with the 1998 fiscal year end financial statements, and will be applied retroactively, for comparison purposes, to the 1998 quarters in the 1999 quarterly disclosures. ALZA is in the process of evaluating the disclosure requirements of the new standard, the adoption of which will have no impact on ALZA's results of operations or financial condition.


2. PER SHARE INFORMATION

     Basic earnings per share is calculated by dividing net income by the weighted average common shares outstanding for the period. Diluted earnings per share is calculated by dividing net income, as adjusted, by the weighted average common shares outstanding for the period plus the dilutive effect of stock options, warrants and convertible securities.

     The following table sets forth the computation of ALZA's basic and diluted earnings per share (in millions, except per share amounts):
                                      Quarter Ended March 31,
                                      1998                1997
_________________________________________________________________
NUMERATOR
Basic
  Net income                      $   28.3             $  26.3
=================================================================
Diluted
  Net income                      $   28.3             $  26.3
  Interest on 5 1/4% zero coupon
    convertible subordinated
    debentures, net of tax             3.5                 3.2
_________________________________________________________________
  Adjusted net income             $   31.8             $  29.5
=================================================================
DENOMINATOR:
Basic
  Weighted average shares             85.9                84.8
=================================================================
Diluted
  Weighted average shares             85.9                84.8
  Effect of dilutive securities:
   Employee stock options              1.4                 0.7
   5 1/4% zero coupon convertible
     subordinated debentures          12.3                12.3
_________________________________________________________________
  Weighted average shares and
    assumed conversions               99.6                97.8
=================================================================
Basic earnings per share           $ 0.33              $ 0.31
=================================================================
Diluted earnings per share         $ 0.32              $ 0.30
=================================================================

     Options to purchase 120,400 shares of common stock were excluded from the diluted earnings per share calculation for the three months ended March 31, 1998 because the exercise price of the options was greater than the average market price of the common shares during the quarter, and therefore the effect of including those options would have been anti-dilutive. ALZA's outstanding 5% convertible subordinated debentures due 2006 were not included in the diluted earnings per share calculation for the periods presented, as their inclusion would have been anti-dilutive.


3. CRESCENDO PHARMACEUTICALS CORPORATION

    Under the Development Agreement between ALZA and Crescendo Pharmaceuticals Corporation ("Crescendo"), ALZA recorded product development revenues of $19.9 million for the quarter ended March 31, 1998. As of March 31, 1998, disclosed products in development with Crescendo were OROS-registered trademark-oxybutynin, DUROS-trademark- leuprolide, OROS-registered trademark- methylphenidate, E-TRANS-trademark- LHRH, E-TRANS-trademark- Macroflux-trademark- insulin and
E-TRANS-trademark- fentanyl (chronic pain).

   Under the Technology License Agreement between ALZA and
Crescendo, ALZA recorded technology fee revenue from Crescendo of $3.0 million for the three months ended March 31, 1998.

   ALZA has an option to acquire an exclusive, royalty-bearing license to each product developed by Crescendo under the Development Agreement. The option is exercisable on a product-by-product, country-by-country, basis. Under Crescendo's Restated Certificate of Incorporation, ALZA has the right to purchase all (but not less than all) of the Class A Common Stock of Crescendo at a price based upon a pre-established formula.

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations

Notice Concerning Forward-Looking Statements

     Some of the statements made in this Form 10-Q are forward-looking in nature, including, without limitation, plans concerning the commercialization of products, statements concerning potential product sales, future costs of products shipped (and gross margins), associated sales and marketing expenses, plans concerning development of products and other statements that are not historical facts. The occurrence of the events described, and the achievement of the intended results, are subject to various risk factors that could cause ALZA's actual results to be materially different than those presented, some or all of which are not predictable or within ALZA's control. The significant risks related to ALZA's business are described in ALZA's Annual Report on Form 10-K for the year ended December 31, 1997.


RESULTS OF OPERATIONS

SUMMARY
                                      Quarter Ended March 31,
(In millions, except per share amounts)1998              1997
_________________________________________________________________
Revenues                            $ 130.7            $ 105.5
_________________________________________________________________
Operating Income                       50.9               39.2
_________________________________________________________________
Net Income                             28.3               26.3
_________________________________________________________________
Earnings per Share (diluted)           0.32               0.30
_________________________________________________________________

     For the quarter ended March 31, 1998, ALZA's net income and operating income increased 8% and 30%, respectively, compared to the same quarter of 1997. These increases were due primarily to a significant increase in the sales of ALZA-marketed products, reflecting sales of Elmiron-registered trademark- (pentosan polysulfate sodium) and Mycelex-registered trademark- (clotrimazole) Troche, which ALZA began marketing in the second half of 1997, and increased sales of Ethyol-registered trademark- (amifostine). ALZA's gross margin on net sales improved to 46% for the first quarter of 1998, compared to 28% for the first quarter of 1997, reflecting the increased sales of ALZA-marketed products. Also contributing to higher income for the first quarter of 1998 was a 13% increase in royalties, fees and other revenues, reflecting an increase in licensing fees. These increases were partially offset by a 22% decline in research and development revenues and substantially lower interest income, discussed below.

NET SALES AND COSTS OF PRODUCTS SHIPPED

Net Sales
                                      Quarter Ended March 31,
(Dollars in millions)                  1998               1997
_________________________________________________________________
ALZA-marketed products
 Ethyol-registered trademark-       $   8.1             $   3.5
 Elmiron-registered trademark-          7.0                  -
 Mycelex-registered trademark- Troche   5.9                	 -
 Testoderm-registered trademark- line   2.0                 1.2
 Other                                  6.4                 2.2
_________________________________________________________________
Total ALZA-marketed products           29.4                 6.9
Contract manufacturing                 25.0                20.6
_________________________________________________________________
  Total net sales                   $  54.4            $   27.5
=================================================================
Percentage of total revenues            42%                 26%
ALZA-marketed products as a percentage
  of net sales                          54%                 25%
_________________________________________________________________

     Net sales for the first quarter of 1998 increased 98% compared to the first quarter of 1997, primarily reflecting the significant increase in the sales of ALZA-marketed products, the rights to several of which ALZA acquired in the second half of 1997. The U.S. rights to Mycelex Troche were acquired by ALZA in July 1997, and the U.S. and Canadian rights to Elmiron were acquired in October 1997. Sales of Elmiron were impacted by a buy-in by wholesalers prior to a price increase late in the first quarter of 1998. In addition, sales of Ethyol increased in the first quarter of 1998 compared with the first quarter of 1997 due in part to a buy-in by wholesalers prior to a price increase that became effective at the end of the quarter. Net sales for the first quarter of 1998 included initial sales of Testoderm-registered trademark- TTS (testosterone), which was launched in March 1998. The timing and quantities of orders for ALZA-marketed products may vary from quarter to quarter due to factors such as demand for the products, ordering patterns of wholesalers, and introduction and sales of competing products.

     Net sales from contract manufacturing increased for the first quarter of 1998, compared to the first quarter of 1997, primarily due to higher shipments of Duragesic-registered trademark- (fentanyl) to Janssen, Nicoderm-registered trademark- and NicoDerm-registered trademark- CQ-trademark- (nicotine) to Hoechst Marion Roussel, Inc. and SmithKline Beecham p.l.c. ("SKB"), respectively, and Covera-HS-trademark- (verapamil) to G.D. Searle & Co. The timing and quantities of orders for products marketed by client companies are not within ALZA's control. Net sales to client companies therefore can be expected to fluctuate from period to period, sometimes significantly, depending on the volume, mix and timing of orders of products shipped to client companies, and in some quarters, due to the shipment of launch quantities of products to the clients.

     Costs of products shipped increased to $29.4 million for the quarter ended March 31, 1998, compared to $19.7 million for the corresponding quarter of 1997, reflecting the significant increase in net sales.

                                      Quarter Ended March 31,
                                       1998             1997
_________________________________________________________________
Gross margin as a
   percentage of net sales (1)         46%              28%
_________________________________________________________________
(1) Gross margin is net sales less costs of products shipped.

     The increase in ALZA's gross margin in the first quarter of 1998, compared to the first quarter of 1997, was due to the substantial increase in sales of ALZA-marketed products. ALZA expects its gross margin, as a percentage of net sales, to increase over the longer term, although quarter-to-quarter fluctuations will continue to occur. Higher gross margins may be achieved through continuing the proportionate increase in the sales of ALZA-marketed products (as compared to sales from contract manufacturing), increased utilization of capacity and greater operating efficiencies.


ROYALTIES, FEES AND OTHER REVENUES

                                      Quarter Ended March 31,
(Dollars in millions)                 1998                1997
_________________________________________________________________
Royalties, fees and other revenues $   50.0            $  44.2
Percentage of total revenues           38%                42%
_________________________________________________________________

     Royalties, fees and other revenues increased 13% for the first quarter of 1998, compared to the corresponding quarter of 1997, resulting from an increase in licensing fees. Licensing fees for the first quarter of 1998 included fees related to a technology licensing agreement with Alkermes, Inc. for ALZA's RingCap-trademark- and Dose Sipping technologies, and technology fee revenue of $3.0 million from Crescendo.

     Royalties on sales of Glucotrol XL-registered trademark- (glipizide) by Pfizer Inc. ("Pfizer") and Duragesic by Janssen increased for the first quarter of 1998, compared to the first quarter of 1997, and were offset by decreased royalties on sales of Procardia XL-registered trademark- (nifedipine) by Pfizer, Transderm-Nitro-registered trademark- (nitroglycerin) by Novartis Pharmaceuticals Corporation and NicoDerm CQ by SKB.

     Sales of Procardia XL, as reported by Pfizer, decreased 19% for the first quarter of 1998, compared to the same period in 1997. Several companies have filed Abbreviated New Drug Applications with the U.S. Food and Drug Administration ("FDA") requesting clearance to market generic sustained-release nifedipine products. Pfizer is involved in litigation concerning patent infringement and regulatory requirements, in which Pfizer is seeking to enjoin the introduction of such generic nifedipine products. It is not possible to predict the timing and amount of the negative impact on sales of Procardia XL that could result from competition from these or other potential sustained-release nifedipine products.

     During the next several years, ALZA intends to continue to reduce its dependence on royalties and fees by further expanding ALZA's sales and marketing activities and by directly marketing and selling more products. However, there can be no assurance that ALZA will be successful in undertaking this expansion, or that any expanded sales and marketing activities will be successful, due to factors such as the risks associated with developing, clinically testing and obtaining regulatory clearance of products for ALZA marketing, the difficulties and costs associated with acquiring products from third parties for ALZA to market, the length of the regulatory approval process, the uncertainties surrounding the acceptance of new products by the intended markets, the marketing of competitive products, the risks relating to patents and proprietary rights and the current health care cost containment environment in the United States. ALZA expects that, in the near term, royalties on sales by clients of currently marketed products will continue to be a substantial contributor to net income.


RESEARCH AND DEVELOPMENT

Research and Development Revenues
                                        Quarter Ended March 31,
(Dollars in millions)                    1998             1997
_________________________________________________________________
Crescendo Pharmaceuticals Corporation   $  19.9        $   -
Therapeutic Discovery Corporation (1)       -             23.4
Other clients                               6.4           10.4
_________________________________________________________________
  Total research and development
     	revenues                         $   26.3        $  33.8
=================================================================
Percentage of total revenues                20%             32%
_________________________________________________________________
(1) Purchased by ALZA in the third quarter of 1997.

     Research and development revenues declined 22% in the first quarter of 1998 compared to the first quarter of 1997, reflecting a decrease in product development activities under agreements with client companies.


Research and Development Expenses
                                      Quarter Ended March 31,
(Dollars in millions)                 1998                1997
_________________________________________________________________
Research and development expenses   $ 34.2              $ 35.0
As a percentage of total revenues     26%                 33%
_________________________________________________________________

    Research and development expenses decreased 2% in the first quarter of 1998, compared to the same period in 1997. This decline reflects the lower level of development activity for client companies, substantially offset by higher internal research and development costs.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

                                      Quarter Ended March 31,
 (Dollars in millions)                 1998               1997
_________________________________________________________________
Sales and marketing expenses        $  10.8            $   6.0
General and administrative expenses     2.8                5.3
Amortization of product acquisition
 payments                               2.6                0.3
_________________________________________________________________
 Total selling, general and
   administrative expenses          $  16.2            $  11.6
=================================================================
As a percentage of total revenues      12%                11%
_________________________________________________________________

     Selling, general and administrative expenses increased 41% in the first quarter of 1998, compared to the first quarter of 1997, as a result of expanded sales and marketing activities and the added amortization of payments for product rights acquired in the second half of 1997. The decline in general and administrative expenses in the first quarter of 1998 compared with the first quarter of 1997 was due to an increase in the cash surrender value of life insurance policies, which reduced expenses, and the allocation of certain computer system expenses from general and administrative expenses to other expense categories.


NET INTEREST
                                      Quarter Ended March 31,
 (In millions)                         1998               1997
_________________________________________________________________
Interest expense                    $  14.1            $  13.7
Interest and other income              (6.5)             (16.9)
_________________________________________________________________
  Net interest expense (income)     $   7.6            $  (3.2)
_________________________________________________________________

     Interest income declined in the first quarter of 1998, compared to the first quarter of 1997, due to lower cash balances as a result of the purchase of Therapeutic Discovery Corporation, the formation of Crescendo and several product acquisitions, all of which occurred in the second half of 1997. Interest expense was higher in the first quarter of 1998 compared to the same period of 1997, primarily due to accreted interest on ALZA's outstanding 5 1/4% zero coupon convertible subordinated debentures due in 2014.

Effective Tax Rate

     ALZA's annual effective combined federal and state income tax rate for 1998 is estimated to be 35%. The effective tax rate for the year ended 1997 was 35%. For the first quarter of 1998, the effective income tax rate was 35%, compared to 38% for the first quarter of 1997.


LIQUIDITY AND CAPITAL RESOURCES
                                    March 31,      December 31,
(In millions)                           1998            1997
_________________________________________________________________
Working capital                      $  285.1       $  253.4
Cash and investments                    545.6          535.8
Total assets                          1,403.4        1,369.2
Long-term debt                          907.8          902.6


                                      Quarter Ended March 31,
(In millions)                           1998            1997
_________________________________________________________________
Net cash provided by
  operating activities (1)           $  39.9        $   38.7
Capital expenditures                    12.6             4.4
_________________________________________________________________
 (1) Excludes nonrecurring item in the first quarter of 1998 for payment of $21.5 million to Janssen, included in accounts payable at December 31, 1997.

     ALZA's capital spending for the first quarter of 1998 was $12.6 million for additions to facilities and equipment to support its research, development and manufacturing activities, compared to capital spending of $4.4 million in the same period of 1997. While ALZA believes its current facilities and equipment are sufficient to meet its current operating requirements, ALZA is expanding its facilities and equipment to support its medium-term and long-term requirements. Capital expenditures during the remainder of 1998 are expected to continue to increase over 1997 levels.

     ALZA believes that its existing cash and investment balances are adequate to fund its cash needs for 1998 and beyond. In addition, should the need arise, ALZA believes it would be able to borrow additional funds or otherwise raise additional capital. ALZA may consider using its capital to make strategic investments or to acquire or license technology or products. ALZA may also enter into strategic alliances with third parties that could provide access to additional capital.

Item 3. Quantitative and Qualitative Disclosures about Market
          Risk

          Not applicable to ALZA for this reporting period.


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


                                   ALZA CORPORATION



Date: May 13, 1998            By:            /s/ E. Mario
                                           Dr. Ernest Mario
                                          Chairman and Chief
                                          Executive Officer



Date: May 13, 1998            By:        /s/ Bruce C. Cozadd
                                             Bruce C. Cozadd
                                        Senior Vice President and
                                        Chief Financial Officer

                          EXHIBIT INDEX




Exhibit

27  Financial Data Schedule