Form 10-K405/A
period 1997-12-31
ALZA CORP
filed 1998-07-16
CIK 4310

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                            FORM 10-K/A

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

Common Stock                                New York Stock Exchange

5 1/4% Liquid Yield Option Notes due 2014   New York Stock Exchange
       (Zero Coupon-Subordinated)

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

                                PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on
Form 8-K

(a)  Documents filed as part of this Annual Report on Form 10-K:

      1. Consolidated Financial Statements: Incorporated by reference to the Annual Report (see accompanying Index to Consolidated Financial Statements).**

      2. Consolidated Financial Statement Schedule: (see accompanying Index to Consolidated Financial Statement Schedule).**

      3.  Exhibits:

                3.1  Restated Certificate of Incorporation of
                ALZA Corporation filed with the Delaware Secretary of State on February 14, 1994**

                3.2 Composite Bylaws of ALZA Corporation as restated on February 10, 1994 and amended on August 11, 1994, February 16, 1995, February 15, 1996, August 13, 1996 and February 10, 1998**

                4.1 Indenture dated July 7, 1994 between ALZA
                Corporation and the Chase Manhattan Bank, N.A. as
                Trustee, relating to ALZA's 5 1/4% Liquid Yield
                Option-trademark- Notes**

                4.2 Specimen of LYONs-trademark- Certificate
                (included in Exhibit 4.1)**

                4.3 Form of Warrant Agreement between ALZA
                Corporation and the Chase Manhattan Bank (with attached Warrant Certificate)**

                4.4 Indenture dated April 23, 1996 between ALZA
                Corporation and the Chase Manhattan Bank, N.A., as Trustee, relating to ALZA's 5% Convertible
                Subordinated Debentures**

                4.5 Specimen of 5% Convertible Subordinated
                Debenture (included in Exhibit 4.4)**

                10.1 Technology License Agreement between ALZA
                Corporation and Crescendo Pharmaceuticals
                Corporation**

See footnotes on page 4.

                     10.2 Development Agreement between ALZA
                Corporation and Crescendo Pharmaceuticals
                Corporation**

                     10.3 License Option Agreement between ALZA
                Corporation and Crescendo Pharmaceuticals
                Corporation**

                     10.4 Restated Certificate of Incorporation of
                Crescendo Pharmaceuticals Corporation**

                     10.5 Amended and Restated Executive Deferral
                Plan II+**

                     10.6 Executive Deferral Plan II for Chief
                Executive Officer+**

                     10.7 Executive Deferral Plan Amendments+**

                     10.8 Amendment Number 2 to Executive Deferral
                Plans II+**

                     10.9 ALZA Corporation Amended and Restated
                Stock Plan+**

                     10.10 Form of Executive Agreement between ALZA Corporation and Certain Executive Officers+**

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

                     10.12 Construction Agreement between ALZA and P/A Charleston Road LLC relating to three office building lease agreements

                     10.13     Ground Lease between ALZA and the
                Peery and Arrillaga Trusts relating to a seven-acre parcel in Mountain View

                     13   Portions of Annual Report to
                Stockholders expressly incorporated by reference herein**

                     21   Subsidiaries**

                     23   Consent of Ernst & Young LLP,
                Independent Auditors**

                     27.1 Financial Data Schedule for the year
                ended December 31, 1997**

                     27.2 Restated Financial Data Schedule for the
                quarters ended March 31, 1997 and June 30, 1997**

                     27.3 Restated Financial Data Schedule for the
                quarters ended June 30, 1996 and September 30,
                1996 and for the year ended December 31, 1996**

(b)  No reports on Form 8-K were filed during the quarter ended
December 31, 1997.
______________________________________________________________

+ A management contract or compensatory plan or arrangement required to be filed as an Exhibit pursuant to Item 14(c) of Form 10-K.

** Previously filed.

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






Date:   July 16, 1998

    Pursuant to the requirements of the Securities Exchange Act of

1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Ernest Mario                    /s/ Dean O. Morton
Dr. Ernest Mario                    Dean O. Morton
Chairman of the Board of            Director
Directors, Director and Chief       Date:  July 16, 1998
Executive Officer
Date:  July 16, 1998
                                    /s/ Isaac Stein
                                    Isaac Stein
/s/ William G. Davis                Director
William G. Davis                    Date: July 16, 1998
Director
Date:  July 16, 1998
                                    /s/ Julian N. Stern
                                    Julian N. Stern
/s/ Robert J. Glaser                Director
Dr. Robert J. Glaser                Date:  July 16, 1998
Director
Date:  July 16, 1998
                                    /s/ Bruce C. Cozadd
                                    Bruce C. Cozadd
                                    Senior Vice President, Chief
                                    Financial Officer and
                                    Principal Accounting Officer
                                    Date:  July 16, 1998

                          EXHIBIT INDEX


Exhibit

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