Form 10-Q
period 1998-06-30
ALZA CORP
filed 1998-08-13
CIK 4310

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            FORM 10-Q

 (X) Quarterly Report Pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934 for the quarterly period ended June 30, 1998

                               or

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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )



Number of shares outstanding of each of the registrant's classes of common stock as of July 31, 1998:


Common Stock, $0.01 par value - 86,589,224 shares

                        ALZA CORPORATION
                 FORM 10-Q for the Quarter Ended
                          June 30, 1998


                              INDEX


Part I. Financial Information


Item 1. Financial Statements

     Condensed Consolidated Statement of Income                 3
     Condensed Consolidated Balance Sheet                       4
     Condensed Consolidated Statement of Cash Flows             5
     Notes to Financial Statements                            6-9


Item 2. Management's Discussion and Analysis of
       Financial Condition and Results of Operations        10-17


Item 3. Quantitative and Qualitative Disclosures about
       Market Risk                                             18


Part II. Other Information


Item 1. Legal Proceedings                                      18


Item 4. Submission of Matters to a Vote of Security Holders    18


Item 6. Exhibits and Reports on Form 8-K                       19


Signatures                                                     20


Exhibits


PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

                        ALZA CORPORATION
   Condensed Consolidated Statement of Operations (unaudited)
             (In millions, except per share amounts)

                          Quarter Ended        Six Months Ended
                             June 30,              June 30,
                          1998       1997         1998      1997

_________________________________________________________________


Revenues:
Net sales               $ 58.6     $ 36.4     $113.0     $ 63.9
Royalties, fees and other 51.1       45.7      101.1       89.9
Research and development  32.6       36.1       58.9       69.9
_________________________________________________________________

     Total revenues       142.3      118.2      273.0      223.7

Expenses:
Costs of products shipped  33.0       23.1       62.4       42.9
Research and development   35.0       39.6       69.2       74.6
Selling, general and
     administrative        18.9       12.6       35.1       24.1
_________________________________________________________________

     Total expenses        86.9       75.3      166.7      141.6

Operating income           55.4       42.9      106.3       82.1

Interest expense           14.1       13.7       28.2       27.5
Interest and other income   6.2       13.5       12.7       30.5
_________________________________________________________________

   Net interest and other
   expense (income)        7.9         0.2       15.5       (3.0)
_________________________________________________________________

Income before income
   taxes                  47.5        42.7       90.8       85.1

Provision for income
   taxes                  16.8        16.3       31.8       32.4
_________________________________________________________________


Net income               $ 30.7     $ 26.4     $ 59.0     $ 52.7
================================================================

Earnings per share
  Basic                  $0.35      $0.31      $ 0.68     $ 0.62
================================================================

  Diluted                $0.34      $0.30     $ 0.66     $ 0.60
================================================================





See accompanying notes.


                        ALZA Corporation
        Condensed Consolidated Balance Sheet (unaudited)
                          (In millions)
                                       June 30,     December 31,
                                         1998           1997

_______________________________________________________________
ASSETS
Current assets:
  Cash and cash equivalents          $   83.9        $     65.0
  Short-term investments                109.4             109.2
  Receivables, net                      125.6             119.2
  Inventories, at cost:
   Raw materials                         15.6              16.5
   Work in process                        6.0               8.5
   Finished goods                         9.9              12.8
_______________________________________________________________
     Total inventories                   31.5              37.8
  Prepaid expenses and other
   current assets                        32.9              26.8
_______________________________________________________________
     Total current assets               383.3             358.0

Property, plant and equipment           442.5             401.8
Less accumulated depreciation
  and amortization                     (105.7)            (91.4)
_______________________________________________________________
  Net property, plant and equipment     336.8             310.4
Deferred product and license
  acquisition costs                     244.3             147.2
Investments in long-term securities     353.1             361.6
Other assets                            195.4             192.0
_______________________________________________________________
     Total assets                    $1,512.9        $  1,369.2
================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Payable to  limited partners of
   ALZA TTS Research Partners, Ltd.  $   91.2        $        -
  Accounts payable                       26.2              56.9
  Accrued liabilities                    31.1              45.9
  Other current liabilities               5.0               1.8
_______________________________________________________________
     Total current liabilities          153.5             104.6

5% convertible subordinated debentures  500.0             500.0
5 1/4% zero coupon convertible
  subordinated debentures               411.9             402.6
Other long-term liabilities              65.5              60.8

Stockholders' equity:
  Common stock and additional
   paid-in capital                      414.3             382.4
  Accumulated other comprehensive
   income                               (14.9)             (4.8)
  Retained earnings (deficit)           (17.4)            (76.4)
_______________________________________________________________
     Total stockholders' equity         382.0             301.2
_______________________________________________________________
     Total liabilities and
      stockholders' equity           $1,512.9        $  1,369.2
================================================================

See accompanying notes.

                        ALZA CORPORATION
   Condensed Consolidated Statement of Cash Flows (unaudited)
                          (In millions)

                                               Six Months Ended
                                                   June 30,
                                                1998       1997
_______________________________________________________________

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                   $  59.0   $  52.7
 Non-cash adjustments to reconcile net income
  to net cash provided by operating activities:
   Depreciation and amortization                 17.5      13.7
   Amortization of product payments               5.3       0.5
     Interest on 5 1/4% zero coupon convertible
     subordinated debentures                     10.5      10.1
  (Increase) decrease in current assets           0.5     (18.4)
   Decrease in current liabilities              (50.5)    (16.0)
   Other                                          1.5       1.8
_______________________________________________________________
Net cash provided by operating activities        43.8      44.4

CASH FLOWS FROM INVESTING ACTIVITIES:
 Sales and maturities of available-for-sale
  securities                                    143.2     311.4
 Purchases of available-for-sale securities    (151.6)   (269.1)
 Capital expenditures                           (23.2)    (11.9)
 Other investing activities                     (20.2)     (4.5)
_______________________________________________________________

Net cash (used in) provided by
 investing activities                           (51.8)     25.9

CASH FLOWS FROM FINANCING ACTIVITIES:
 Issuances of common stock                       30.7       7.5
 Principal payments on long-term debt            (3.8)     (0.9)
_______________________________________________________________

Net cash provided by financing activities        26.9       6.6
_______________________________________________________________
Net increase in cash and cash equivalents        18.9      76.9

Cash and cash equivalents at
 beginning of period                             65.0     187.7
_______________________________________________________________

Cash and cash equivalents at end of period    $  83.9   $ 264.6
================================================================


NONCASH INVESTING AND FINANCING ACTIVITIES
_______________________________________________________________

Investment in low-income housing
  in exchange for long-term debt              $  10.1   $   6.6

Acquisition of building in lieu of
  repayment of note receivable                   17.5        -

Accrued purchase option exercise price
  for limited partners' interests in
  ALZA TTS Research Partners, Ltd.               91.2        -

Conversion of 5 1/4% Debentures into
  ALZA common stock                               1.2        -

See accompanying notes.

ALZA CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited)

1. BASIS OF PRESENTATION

    The information at June 30, 1998 and for the three and six months ended June 30, 1998 and 1997 is unaudited, and includes all adjustments (consisting only of normal recurring adjustments) that the management of ALZA Corporation ("ALZA") believes necessary for fair presentation of the results for the periods presented. Interim results are not necessarily indicative of results for the full year. The condensed consolidated balance sheet at December 31, 1997 was derived from the audited balance sheet. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes for the year ended
December 31, 1997 included in ALZA's 1997 Annual Report to
Stockholders.

Comprehensive Income

    As of January 1, 1998, ALZA adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"), which establishes standards for reporting comprehensive income and its components. Total comprehensive income includes net income plus other comprehensive income which, for ALZA, primarily comprises net unrealized gains or losses on available-for-sale securities. Other comprehensive income (loss) was $(9.8) million and $5.8 million for the quarters ended June 30, 1998 and 1997, respectively, and $(9.9) million and $(9.1) million for the six months ended June 30, 1998 and 1997, respectively. Total comprehensive income was $20.9 million and $32.2 million for the quarters ended June 30, 1998 and 1997, respectively, and $49.1 million and $43.6 million for the six months ended June 30, 1998 and 1997, respectively. The adoption of SFAS 130 had no impact on ALZA's results of operations or financial condition.

Supplemental Disclosures of Cash Flow Information

     In early 1998, ALZA made a payment of $21.5 million to Janssen Pharmaceutica, Inc. ("Janssen") related to the modification, effective as of December 31, 1997, of a development and commercialization agreement for an E-TRANS-trademark- fentanyl product for the treatment of acute pain. ALZA recorded a nonrecurring charge for this item in the fourth quarter of 1997, and the amount was included in accounts payable at December 31, 1997.

ALZA CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited)

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


2. ACQUISITION OF LIMITED PARTNERS' INTERESTS IN ALZA TTS RESEARCH
PARTNERS, LTD.

    On June 29, 1998, ALZA Development Corporation, a wholly-owned subsidiary of ALZA, elected to exercise its option to acquire all of the outstanding limited partnership interests in the ALZA TTS
Research Partners, Ltd. (the "Partnership"), which was formed in
1982 to develop and commercialize products combining ALZA's proprietary transdermal drug delivery technology with certain generic compounds. The exercise price of $91.2 million is to be paid in cash to the limited partners on August 14, 1998. ALZA has been paying the Partnership four percent of net sales of Duragesic-registered trademark- (fentanyl) CII and Testoderm-registered trademark-(testosterone), two products developed by ALZA on behalf of the Partnership. As a result of the exercise of the purchase option, ALZA will have all rights to these products, including the right to retain the full royalty from Janssen on sales of Duragesic, the full transfer price and royalties from sales of Testoderm outside the United States, and the full sales margin on Testoderm in the United States. The purchase price was recorded as deferred product and license acquisition costs and will be amortized over a period of 10 years beginning July 1, 1998.


3. PER SHARE INFORMATION

     Basic earnings per share is calculated by dividing net income by the weighted average common shares outstanding for the period. Diluted earnings per share is calculated by dividing net income, as adjusted, by the weighted average common shares outstanding for the period plus the dilutive effect of stock options, warrants and convertible securities.

ALZA CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited)

     The following table sets forth the computation of ALZA's basic and diluted earnings per share (in millions, except per share amounts):
                            Quarter Ended       Six Months Ended
                               June 30,             June 30,
                            1998      1997        1998     1997
_______________________________________________________________
NUMERATOR:
Basic
 Net income                $ 30.7    $ 26.4     $ 59.0   $ 52.7
_______________________________________________________________
Diluted
 Net income                $ 30.7    $ 26.4     $ 59.0   $ 52.7
 Adjustments, net of tax:
  Interest on 5 1/4% Deben-
    tures                     3.4       3.1        6.9      6.2
  Interest on 5% Debentures   4.1         -        8.1        -
  Amortization expense        0.2       0.1        0.5      0.2
_______________________________________________________________
 Adjusted net income       $ 38.4    $ 29.6     $ 74.5   $ 59.1
===============================================================

DENOMINATOR:
Basic
 Weighted average shares     86.4      85.0       86.1     84.9
===============================================================

Diluted
 Weighted average shares     86.4      85.0       86.1     84.9
 Effect of dilutive
 securities:
   Employee stock options     1.8       0.7        1.7      0.7
   5 1/4% Debentures         12.3      12.3       12.3     12.3
   5% Debentures             13.1       -         13.1       -
_______________________________________________________________
 Weighted average shares
  and assumed conversions   113.6      98.0      113.2     97.9
===============================================================

Basic earnings per share   $ 0.35    $ 0.31      $0.68   $ 0.62
===============================================================

Diluted earnings per share $ 0.34    $ 0.30      $0.66   $ 0.60
===============================================================


     Options to purchase approximately 1.5 million shares of common stock were excluded from the diluted earnings per share calculation for the quarter and six months ended June 30, 1998 because the exercise price of the options was greater than the average market price of the common shares during the periods, and therefore the effect of including those options would have been anti-dilutive. ALZA's outstanding 5% convertible subordinated debentures due 2006 were not included in the diluted earnings per share calculation for the quarter and six months ended June 30, 1997, as their inclusion for those periods would have been anti-dilutive.

ALZA CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited)


4. CRESCENDO PHARMACEUTICALS CORPORATION

    Under the Development Agreement between ALZA and Crescendo
Pharmaceuticals Corporation ("Crescendo"), ALZA recorded product development revenues of $24.9 million for the quarter ended June
30, 1998 and $44.9 million for the six months ended June 30, 1998. Disclosed products currently in active development with Crescendo are OROS-registered trademark- oxybutynin, DUROS-trademark- leuprolide, OROS-registered trademark- methylphenidate and E-TRANS-trademark- fentanyl (chronic pain). After the end of the second quarter of 1998, based upon ALZA's recommendation, Crescendo determined not to continue funding at this time two products previously in early development: E-TRANS-trademark- LHRH and E-
TRANS-trademark- Macroflux-trademark- insulin. ALZA intends to continue basic research on the technologies utilized in these products.

   Under the Technology License Agreement between ALZA and
Crescendo, ALZA recorded technology fee revenue from Crescendo of $3.0 million for the quarter ended June 30, 1998 and $6.0 million for the six months ended June 30, 1998.

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

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

Notice Concerning Forward-Looking Statements

     Some of the statements made in this Form 10-Q, and particularly in Management's Discussion and Analysis of Financial Condition and Results of Operations, are forward-looking in nature, including, without limitation, plans concerning the commercialization of products, statements concerning potential product sales, future costs of products shipped (and gross margins), associated sales and marketing expenses, plans concerning the development of products and technologies and other statements that are not historical facts. The occurrence of the events described, and the achievement of the intended results, are subject to various risk factors that could cause ALZA's actual results to be materially different than those presented, some or all of which are not predictable or within ALZA's control. The significant risks related to ALZA's business are described in ALZA's Annual Report on Form 10-K for the year ended December 31, 1997.


RESULTS OF OPERATIONS

SUMMARY
                            Quarter Ended       Six Months Ended
(In millions,                  June 30,             June 30,
except per share amounts)   1998      1997        1998     1997
_______________________________________________________________
Revenues             $     142.3   $ 118.2     $ 273.0   $223.7
_______________________________________________________________
Operating Income            55.4      42.9       106.3     82.1
_______________________________________________________________
Net Income                  30.7      26.4        59.0     52.7
_______________________________________________________________
Earnings per Share (diluted)0.34      0.30        0.66     0.60
_______________________________________________________________

     For the quarter ended June 30, 1998, ALZA's net income and operating income increased 16% and 29%, respectively, compared to the same quarter of 1997. For the six months ended June 30, 1998, ALZA's net income and operating income increased 12% and 29%, respectively, compared to the six months ended June 30, 1997. These increases were due primarily to a significant increase in the sales of ALZA-marketed products, reflecting sales of Elmiron-registered trademark- (pentosan polysulfate sodium) and Mycelex-registered trademark- (clotrimazole) Troche, which ALZA began marketing in the second half of 1997, and increased sales of Ethyol-registered trademark- (amifostine). ALZA's gross margin on net sales improved to 44% and 45% for the second quarter and first half of 1998, respectively, compared to 36% and 33% for the second quarter and first half of 1997, respectively, reflecting the increased sales of ALZA-marketed products. Also contributing to higher income for both 1998 periods was a 12% increase in royalties, fees and other revenues, primarily reflecting an increase in Duragesic royalties and licensing fees, as well as technology fees from Crescendo. These increases were partially offset by a 10% and 16% decline in research and development revenues in the second quarter and first half of 1998, respectively, and substantially lower interest income.

NET SALES AND COSTS OF PRODUCTS SHIPPED

Net Sales
                            Quarter Ended       Six Months Ended
                               June 30,             June 30,
(Dollars in millions)       1998      1997        1998     1997
_______________________________________________________________
ALZA-marketed products
Mycelex-registered trademark-
  Troche                   $  9.8    $  -         $15.7   $  -
Ethyol-registered trademark-  5.8      5.2         13.9     8.6
Elmiron-registered trademark- 3.7       -          10.7      -
Testoderm-registered trademark-
  line                        2.2      1.6         4.3      2.9
 Other                        6.6      1.7        12.9      3.9
_______________________________________________________________
Total ALZA-marketed products 28.1      8.5        57.5     15.4

Contract manufacturing       30.5      27.9       55.5     48.5
_______________________________________________________________
  Total net sales          $ 58.6    $ 36.4     $113.0   $ 63.9
===============================================================

Percentage of total revenues  41%       31%        41%      29%
ALZA-marketed products as a
  percentage of net sales     48%       23%        51%      24%
_______________________________________________________________

     Net sales for the second quarter and first half of 1998 increased 61% and 77%, respectively, compared to the same periods of 1997. These increases are attributable to the significant increase in the sales of ALZA-marketed products, the rights to several of which ALZA acquired in the second half of 1997. The United States rights to Mycelex Troche were acquired by ALZA in July 1997, and the United States and Canadian rights to Elmiron (as well as the United States rights to BiCitra-registered trademark-, PolyCitra-registered trademark- and Neutra-Phos-registered trademark-) were acquired in October 1997. Higher sales of Ethyol also contributed to the increases in net sales for the 1998 periods. Net sales for the second quarter and first half of 1998 included initial sales of Testoderm-registered trademark- TTS (testosterone), which was launched in March 1998. The timing and quantities of orders for ALZA-marketed products may vary from quarter to quarter due to factors such as demand for the products, ordering patterns of wholesalers, and the introduction and sales of competing products.

     Net sales from contract manufacturing increased 9% and 14% for the second quarter and first half of 1998, respectively, compared to the same periods of 1997. The second quarter increase was primarily due to higher shipments of Covera-HS-trademark- (verapamil) to G.D. Searle & Co., partially offset by lower shipments of Nicoderm-registered trademark- and NicoDerm-registered trademark- CQ-trademark- (nicotine) to Hoechst Marion Roussel, Inc. and SmithKline Beecham p.l.c. ("SKB"), respectively, and Catapres TTS-registered trademark- (clonidine) to Boehringer Ingelheim Pharmaceutical, Inc. The increase in net sales from contract manufacturing in the first half of 1998 compared with the first half of 1997 was primarily due to higher shipments of Duragesic and Covera-HS, partially offset by lower shipments of Catapres TTS and the Nicoderm products. The timing and quantities of orders for products marketed by client companies are not within ALZA's control. Net sales to client companies therefore can be expected to fluctuate from period to period, sometimes significantly, depending on the volume, mix and timing of orders of products shipped to client companies, and in some quarters, due to the shipment of launch quantities of products to the clients.

     Costs of products shipped increased to $33.0 million for the quarter ended June 30, 1998, compared to $23.1 million for the corresponding quarter of 1997. Cost of products shipped increased to $62.4 million for the first half of 1998 compared to $42.9 million for the first half of 1997. These fluctuations reflect the significant increase in net sales for the 1998 periods.

                            Quarter Ended       Six Months Ended
                               June 30,             June 30,
                            1998      1997        1998     1997
_______________________________________________________________

Gross margin as a percentage
 of net sales (1)            44%       36%         45%      33%
_______________________________________________________________
(1) Gross margin is net sales less costs of products shipped.

     The increase in ALZA's gross margin in the second quarter and first half of 1998, compared to the same periods of 1997, was due to the substantial increase in sales of ALZA-marketed products. ALZA expects its gross margin, as a percentage of net sales, to increase over the longer term, although quarter-to-quarter fluctuations will continue to occur. Higher gross margins may be achieved through continuing the proportionate increase in the sales of ALZA-marketed products (as compared to sales from contract manufacturing), increased utilization of capacity and greater operating efficiencies.


ROYALTIES, FEES AND OTHER REVENUES

                            Quarter Ended       Six Months Ended
                               June 30,             June 30,
(Dollars in millions)       1998      1997        1998     1997
_______________________________________________________________
Royalties, fees and
  other revenues          $ 51.1    $ 45.7      $101.1   $ 89.9
Percentage of total
  revenues                   36%       39%         37%      40%
_______________________________________________________________

     Royalties, fees and other revenues increased 12% for the second quarter and first half of 1998, compared to the corresponding periods of 1997. The second quarter increase was due primarily to increased royalties from Duragesic as a result of ALZA Development Corporation electing to exercise its option to purchase all of the outstanding limited partnership interests in the Partnership, discussed in Note 2 to the Condensed Consolidated Financial Statements. Beginning with the second quarter of 1998, ALZA will retain the full royalty from Janssen on sales of Duragesic. Also in the second quarter of 1998, ALZA recognized an additional $5.9 million in Duragesic royalties due to timing differences between product sales, payments by Janssen of royalties to ALZA and payments by ALZA to the Partnership. Partially offsetting the increase in Duragesic royalties were lower royalties on sales of the Nicoderm products, and on sales of Transderm-Nitro-registered trademark- (nitroglycerin) by Novartis Pharmaceuticals
Corporation in the second quarter of 1998. Additionally, fee revenue increased in the second quarter of 1998 compared to the second quarter of 1997, resulting from a technology licensing fee from Alkermes, Inc. for ALZA's RingCap-trademark- and Dose Sipping technologies, and a technology fee of $3.0 million from Crescendo. In the first half of 1998, royalties, fees and other revenues increased due to higher royalties on sales of Duragesic by Janssen and of Glucotrol XL-registered trademark- (glipizide) by Pfizer, Inc ("Pfizer") and higher fee revenue, including a technology fee of $6.0 million from Crescendo. This increase was partially offset by lower royalties on sales of the Nicoderm products, Transderm-Nitro and Procardia XL-registered trademark- (nifedipine).

     Sales of Procardia XL, as reported by Pfizer, decreased 6% for the second quarter of 1998, compared to the same period in 1997. Several companies have filed Abbreviated New Drug Applications with the U.S. Food and Drug Administration ("FDA") requesting clearance to market generic sustained-release nifedipine products. Pfizer is involved in litigation concerning patent infringement and regulatory requirements, in which Pfizer is seeking to enjoin the introduction of such generic nifedipine products. It is not possible to predict the timing and amount of the negative impact on sales of Procardia XL that could result from competition from these or other potential sustained-release nifedipine products.

     During the next several years, ALZA intends to continue to reduce its dependence on royalties and fees by further expanding ALZA's sales and marketing activities and by directly marketing and selling more products. However, there can be no assurance that ALZA will be successful in undertaking this expansion, or that any expanded sales and marketing activities will be successful, due to factors such as the risks associated with developing, clinically testing and obtaining regulatory clearance of products for marketing by ALZA, the difficulties and costs associated with acquiring products from third parties for ALZA to market, the length of the regulatory approval process, the uncertainties surrounding the acceptance of new products by the intended markets, the marketing of competitive products, the risks relating to patents and proprietary rights and the current health care cost containment environment in the United States. ALZA expects that, in the near term, royalties on sales by clients of currently marketed products will continue to be a substantial contributor to net income.


RESEARCH AND DEVELOPMENT

Research and Development Revenues
                            Quarter Ended       Six Months Ended
                               June 30,             June 30,
(Dollars in millions)       1998      1997        1998     1997
_______________________________________________________________
Crescendo Pharmaceuticals
  Corporation              $ 24.9    $  -         $44.8   $  -
Therapeutic Discovery
  Corporation (1)             -        25.9         -       49.3
Other clients                 7.7      10.2        14.1     20.6
_______________________________________________________________
  Total research and
  development revenues     $ 32.6    $ 36.1       $58.9   $ 69.9
================================================================

Percentage of total revenues  23%       31%         22%      31%
_______________________________________________________________
(1) Purchased by ALZA in the third quarter of 1997.

     Research and development revenues decreased 10% and 16% in the second quarter and first half of 1998, respectively, compared to the same periods in 1997, reflecting a decline in product development activities under agreements with client companies.


Research and Development Expenses

                            Quarter Ended       Six Months Ended
                               June 30,              June 30,
(Dollars in millions)       1998      1997        1998     1997
_______________________________________________________________
Research and development
  expenses                $ 35.0    $ 39.6       $69.2   $ 74.6
As a percentage of total
  revenues                  25%       34%         25%      33%
_______________________________________________________________

     Research and development expenses decreased 12% and 7% for the second quarter and first half of 1998, respectively, compared to the same periods in 1997. These declines reflect the lower level of development activity for client companies compared with the same periods in 1997. For the first half of 1998, the decline in client development expenses was partially offset by an increase in internal research and development costs.


SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
                            Quarter Ended       Six Months Ended
                               June 30,             June 30,
(Dollars in millions)       1998      1997        1998     1997
_______________________________________________________________
Sales and marketing
  expenses               $  13.7     $ 6.9      $ 24.5   $ 12.8
General and administrative
  expenses                   2.5       5.4         5.3     10.8
Amortization of product
  and license acquisition
  payments                   2.7       0.3         5.3      0.5
_______________________________________________________________
Total selling, general and
 administrative expenses  $ 18.9    $ 12.6       $35.1   $ 24.1
================================================================
As a percentage of total
  revenues                  13%       11%         13%      11%
_______________________________________________________________

     Selling, general and administrative expenses rose 51% and 46% for the second quarter and first half of 1998, respectively, compared to the same periods of 1997. These increases were the result of ALZA's expanded sales and marketing activities, an increase in the size of the sales force since the second quarter of 1997, and the added amortization of payments for product rights acquired in the second half of 1997, partially offset by a decrease in general and administrative expenses. The decline in general and administrative expenses in the second quarter and first half of 1998 compared with the same periods of 1997 was due to an increase in the cash surrender value of life insurance policies, which reduced expenses, and the allocation of certain computer system expenses from general and administrative expenses to other expense categories. After the end of the second quarter, ALZA announced that it is expanding its sales organization from 100 sales representatives to approximately 360, under arrangements with VIVUS, Inc. and Innovex, Inc. As a result of this expansion, sales and marketing expenses are expected to increase significantly in future quarters. In addition, amortization of $91.2 million resulting from the acquisition of the limited partners' interests in the Partnership will begin July 1, 1998.

NET INTEREST
                            Quarter Ended       Six Months Ended
                               June 30,             June 30,
(In millions)               1998      1997        1998     1997
_______________________________________________________________
Interest expense          $ 14.1    $ 13.7      $ 28.2   $ 27.5
Interest and other income   (6.2)    (13.5)      (12.7)   (30.5)
_______________________________________________________________
  Net interest
     expense (income)     $  7.9    $  0.2      $ 15.5   $ (3.0)
================================================================

     Interest expense increased 3% in both the second quarter and first half of 1998 compared to the same periods of 1997, primarily due to accreted interest on ALZA's outstanding 5 1/4% zero coupon convertible subordinated debentures due 2014.
Interest and other income declined 54% and 58% in the second quarter and first half of 1998, respectively, compared to the same periods in 1997, due to lower cash balances as a result of the purchase of Therapeutic
Discovery Corporation, the formation of Crescendo and several product acquisitions, all of which occurred in the second half of 1997. The payment of the purchase price for the limited partnership interests in the Partnership of $91.2 million to be made on August 14, 1998 will result in lower interest income in future quarters.

Effective Tax Rate

     For the second quarter and first half of 1998, ALZA's effective combined federal and state income tax rate was 35%, compared to 38% for the second quarter and first half of 1997.
ALZA's annual effective tax rate for 1998 is estimated to be 35%, equal to the rate for 1997.


LIQUIDITY AND CAPITAL RESOURCES
                                     June 30,      December 31,
(In millions)                           1998            1997
_______________________________________________________________
Working capital                      $  229.8       $  253.4
Cash and investments                    546.4          535.8
Total assets                          1,512.9        1,369.2
Long-term debt                          911.9          902.6


                                     Six Months Ended June 30,
(In millions)                           1998            1997
_______________________________________________________________
Net cash provided by
  operating activities (1)           $  65.3        $   44.4
Capital expenditures                    23.2            11.9
_______________________________________________________________
(1) Excludes nonrecurring item in the first quarter of 1998 for payment of $21.5 million to Janssen, included in accounts payable at December 31, 1997.

     ALZA's capital spending for the first half of 1998 was $23.2 million for additions to facilities and equipment to support its research, development and manufacturing activities, compared to capital spending of $11.9 million in the same period of 1997. While ALZA believes its current facilities and equipment are sufficient to meet its current operating requirements, ALZA is expanding its facilities and equipment to support its future requirements. ALZA is in the process of constructing buildings under a joint venture agreement entered into in 1997. In addition to a $36.2 million contribution to the joint venture made in 1997, which is being applied to the construction of the buildings, ALZA expects to spend between $60.0 million and $100.0 million on building improvements. The joint venture will lease the buildings to ALZA upon completion of construction, which is currently scheduled for 1999. Capital expenditures during the remainder of 1998 are expected to continue to increase over 1997 levels.

    As discussed above, ALZA Development Corporation elected to exercise its option to purchase all of the limited partners' interests in the Partnership on June 29, 1998. As of June 30,
1998, ALZA had accrued $91.2 million in connection with this purchase, to be paid to the limited partners on August 14, 1998.
As a result of this payment, ALZA's cash and investments will decline by approximately 17%.

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

     Historically, the cost of resolution of liability claims against ALZA (including product liability claims) has not been significant,and ALZA is not aware of any asserted or unasserted claims pending against it, including the suits mentioned above, the resolution of which would have a material adverse impact on the operations or financial position of ALZA.

Item 4.   Submission of Matters to a Vote of Security Holders

     (a) The annual meeting of stockholders of ALZA was held on May 7, 1998.

     (b) A total of 71,464,067 shares were represented at the annual meeting. Stockholders approved the following proposals:

                    (i) Election of Class I Directors:

                        Votes For           Votes Withheld
   Robert J. Glaser    70,567,795              896,272
   Dean O. Morton      70,690,630              773,437
   Denise O'Leary      70,690,280              773,787


        (ii) An amendment to ALZA's Amended and Restated Employee
             Stock Purchase Plan to increase the number of shares reserved for issuance by 950,000. There were 69,677,066 votes in favor, 1,512,750 against and 274,251 abstentions.

      (iii)  The ratification of the appointment of Ernst & Young
             LLP as ALZA's independent auditors for the fiscal year ended December 31, 1998. There were 71,268,698 votes in favor, 71,089 votes against and 124,280 abstentions.


Item 6. Exhibits and Reports on Form 8-K

   (a)  Exhibits:


        27   Financial Data Schedule

   (b)  No reports on Form 8-K were filed during the quarter



                           SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   ALZA CORPORATION



Date: August 13, 1998         By:            /s/ E. Mario
                                           Dr. Ernest Mario
                                          Chairman and Chief
                                          Executive Officer



Date: August 13, 1998         By:        /s/ Bruce C. Cozadd
                                           Bruce C. Cozadd
                                        Senior Vice President and
                                        Chief Financial Officer

                          EXHIBIT INDEX




Exhibit

27  Financial Data Schedule