Form 10-Q
period 1998-09-30
ALZA CORP
filed 1998-11-13
CIK 4310

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC 20549

                            FORM 10-Q

 (X) Quarterly Report Pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934 for the quarterly period ended September 30, 1998

                               or

 ( ) Transition Report Pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934 for the transition period from __________ to __________

                  Commission File Number 1-6247


                                ALZA CORPORATION
     (Exact name of registrant as specified in its charter)


Delaware                                               77-0142070
(State or other jurisdiction of                     (IRS Employer
incorporation or organization)                Identification No.)

                       950 Page Mill Road
                          PO Box 10950
                Palo Alto, California 94303-0802
            (Address of principal executive offices)

Registrant's telephone number, including area code (650) 494-5000


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )



Number of shares outstanding of each of the registrant's classes of common stock as of October 30, 1998:


Common Stock, $0.01 par value - 87,121,964 shares

                        ALZA CORPORATION
                 FORM 10-Q for the Quarter Ended
                       September 30, 1998


                              INDEX


Part I. Financial Information


Item 1. Financial Statements

     Condensed Consolidated Statement of Income                 3
     Condensed Consolidated Balance Sheet                       4
     Condensed Consolidated Statement of Cash Flows             5
     Notes to Condensed Consolidated Financial Statements    6-10


Item 2. Management's Discussion and Analysis of
       Financial Condition and Results of Operations        11-20


Item 3. Quantitative and Qualitative Disclosures about
       Market Risk                                             21


Part II. Other Information


Item 1. Legal Proceedings                                      21


Item 6. Exhibits and Reports on Form 8-K                       21


Signatures                                                     22


Exhibits


PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

                        ALZA CORPORATION
     Condensed Consolidated Statement of Income (unaudited)
             (In millions, except per share amounts)

                               Quarter Ended   Nine Months Ended
                               September 30,     September 30,
                              1998       1997    1998     1997
_________________________________________________________________

Revenues:
  Net sales                   $  59.0 $  36.5   $ 172.0 $ 100.4
  Royalties, fees and other      63.0    41.9     164.1   131.8
  Research and development       32.8    36.1      91.7   106.0

_________________________________________________________________

     Total revenues             154.8   114.5     427.8   338.2

Expenses:
  Costs of products shipped      30.1    22.0      92.5    64.9
  Research and development       42.4    41.9     111.6   116.5
  Selling, general and
     administrative              31.2    11.0      66.3    35.1
  Acquisition of in-process
     research and development     -      87.0       -      87.0
  Contribution to Crescendo
   Pharmaceuticals Corporation    -     247.0       -     247.0
  Asset write-down                -      11.5       -      11.5

_________________________________________________________________

     Total expenses             103.7   420.4     270.4   562.0

Operating income (loss)          51.1  (305.9)    157.4  (223.8)

  Interest expense               14.1    13.8      42.3    41.3
  Distribution to debenture
     holders                      -       8.0       -       8.0
  Interest and other income      (5.9)  (17.8)    (18.6)  (48.3)

_________________________________________________________________

     Net interest and other
       expense                    8.2     4.0      23.7     1.0

_________________________________________________________________


Income (loss) before
  income taxes                   42.9  (309.9)    133.7  (224.8)

Provision for income taxes       15.0    16.6      46.8    49.0

_________________________________________________________________


Net income (loss)             $  27.9 $(326.5)  $  86.9 $(273.8)
================================================================

Earnings (loss) per share
  Basic                       $ 0.32  $(3.83)   $  1.01 $ (3.22)
================================================================

  Diluted                     $ 0.31  $(3.83)   $  0.97 $ (3.22)
================================================================


See accompanying notes.

                        ALZA Corporation
        Condensed Consolidated Balance Sheet (unaudited)
                          (In millions)
                                    September 30,   December 31,
                                         1998           1997

________________________________________________________________
ASSETS
Current assets:
  Cash and cash equivalents          $   77.3        $     65.0
  Short-term investments                 86.6             109.2
  Receivables, net                      144.1             119.2
  Inventories, at cost:
   Raw materials                         12.8              16.5
   Work in process                        6.7               8.5
   Finished goods                        19.7              12.8
_______________________________________________________________
     Total inventories                   39.2              37.8
  Prepaid expenses and other
   current assets                        28.6              26.8
_______________________________________________________________
     Total current assets               375.8             358.0

Property, plant and equipment           459.0             401.8
Less accumulated depreciation
  and amortization                     (111.7)            (91.4)
_______________________________________________________________
  Net property, plant and equipment     347.3             310.4
Deferred product and license
  acquisition costs                     245.5             147.2
Investments in long-term securities     314.1             361.6
Other assets                            197.0             192.0
_______________________________________________________________

     Total assets                    $1,479.7        $  1,369.2
================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                   $   25.8        $     56.9
  Accrued liabilities                    49.3              45.9
  Other current liabilities               5.1               1.8
_______________________________________________________________
     Total current liabilities           80.2             104.6

5% convertible subordinated debentures  500.0             500.0
5 1/4% zero coupon convertible
  subordinated debentures               417.3             402.6
Other long-term liabilities              66.3              60.8

Stockholders' equity:
  Common stock and additional
   paid-in capital                      421.8             382.4
  Accumulated other comprehensive
   income                               (16.4)             (4.8)
  Retained earnings (deficit)            10.5             (76.4)
_______________________________________________________________
     Total stockholders' equity         415.9             301.2
_______________________________________________________________
     Total liabilities and
      stockholders' equity           $1,479.7        $  1,369.2
================================================================

See accompanying notes.

                        ALZA CORPORATION
   Condensed Consolidated Statement of Cash Flows (unaudited)
                          (In millions)
                                              Nine Months Ended
                                                September 30,
                                                1998       1997
                    				                     ___________________
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)                            $  86.9   $(273.8)
 Non-cash adjustments to reconcile net income
  to net cash provided by operating activities:
   Depreciation and amortization                 25.3      22.9
   Amortization of product payments              10.4       1.7
   Interest on 5 1/4% zero coupon convertible
     subordinated debentures                     15.9      15.2
  (Increase) decrease in current assets         (20.1)      6.4
  Increase (decrease) in current liabilities    (31.7)     18.3
  Asset write-down                                -        11.5
  Other                                           2.5      12.3

                    				                     ___________________
Net cash provided by (used in)
   operating activities                          89.2    (185.5)
CASH FLOWS FROM INVESTING ACTIVITIES:
 Sales and maturities of available-for-sale
  securities                                    243.4     596.5
 Purchases of available-for-sale securities    (192.8)   (322.0)
 Purchase of limited partners' interests in
  ALZA TTS Research Partners, Ltd.              (91.2)      -
 Capital expenditures                           (39.8)    (23.6)
 Product acquisition payments                   (13.5)    (60.0)
 Purchase of Therapeutic Discovery
  Corporation's deferred tax asset                -       (23.0)
 Other investing activities                     (17.3)    (26.2)
				                                          ___________________
Net cash (used in) provided by
  investing activities                         (111.2)    141.7
CASH FLOWS FROM FINANCING ACTIVITIES:
 Issuances of common stock                       38.1      16.3
 Issuance of long-term debt                       -         6.5
 Distribution of Crescendo Pharmaceuticals
  Corporation shares to stockholders              -       (49.1)
 Principal payments on long-term debt            (3.8)     (0.9)
				                                          ___________________
Net cash provided by (used in)
  financing activities                           34.3     (27.2)
                     				                     ___________________
Net increase (decrease) in cash and
  cash equivalents                               12.3     (71.0)
Cash and cash equivalents at
  beginning of period                            65.0     187.7

                    				                     ___________________
Cash and cash equivalents at end of period    $  77.3   $ 116.7
                                             ===================
NONCASH INVESTING AND FINANCING ACTIVITIES
Investment in low-income housing
  in exchange for long-term debt              $  10.1   $   6.6
Acquisition of building in lieu of
  repayment of note receivable                   17.5       -
Accrued product and license acquisition costs     4.0       -
Conversion of 5 1/4% Debentures into
  ALZA common stock                               1.2       -

See accompanying notes.

ALZA CORPORATION

Notes to Condensed Consolidated Financial Statements (unaudited)

1. BASIS OF PRESENTATION

    The information at September 30, 1998 and for the three and nine months ended September 30, 1998 and 1997 is unaudited, and includes all adjustments (consisting only of normal recurring adjustments) that the management of ALZA Corporation ("ALZA") believes necessary for fair presentation of the results for the periods presented. Interim results are not necessarily indicative of results for the full year. The condensed consolidated balance sheet at December 31, 1997 was derived from the audited balance sheet. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes for the year ended December 31, 1997 included in ALZA's 1997 Annual Report to Stockholders.

Comprehensive Income

    As of January 1, 1998, ALZA adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"), which establishes standards for reporting comprehensive income and its components. Total comprehensive income includes net income plus other comprehensive income which, for ALZA, primarily comprises net unrealized gains or losses on available-for-sale securities. Other comprehensive income (loss) was $(1.7) million and $7.9 million for the quarters ended September 30, 1998 and 1997, respectively, and $(11.6) million and $(1.2) million for the nine months ended
September 30, 1998 and 1997, respectively. Total comprehensive income (loss) was $26.2 million and $(318.6) million for the quarters ended September 30, 1998 and 1997, respectively, and $75.3 million and $(275.0) million for the nine months ended September 30, 1998 and 1997, respectively. The adoption of SFAS 130 had no impact on ALZA's results of operations or financial condition.

Supplemental Disclosures of Cash Flow Information

     In early 1998, ALZA made a payment of $21.5 million to Janssen Pharmaceutica, Inc. ("Janssen") related to the modification, effective as of December 31, 1997, of a development and commercialization agreement for an E-TRANS-trademark- fentanyl product for the treatment of acute pain. ALZA recorded a non-recurring charge for this item in the fourth quarter of 1997, and the amount was included in accounts payable at December 31, 1997.

New Accounting Standard

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 establishes standards for annual and interim disclosures of operating segments, products and services, geographic areas and major customers. SFAS 131 is effective beginning with the 1998 fiscal year end financial statements, and will be applied retroactively, for

ALZA CORPORATION

Notes to Condensed Consolidated Financial Statements (unaudited)

comparison purposes, to the 1998 quarters in the 1999 quarterly disclosures. ALZA expects to report two operating segments:
ALZA Pharmaceuticals, which will include net sales and costs of products shipped for ALZA-marketed products, and internal research and development costs; and Drug Delivery Systems, which includes research, development and manufacturing for client companies, and royalties and fees. The adoption of the new standard will have no impact on ALZA's results of operations or financial condition.


2.   AGREEMENT TO ACQUIRE SEQUUS PHARMACEUTICALS, INC.

     On October 5, 1998, ALZA and SEQUUS Pharmaceuticals, Inc. ("SEQUUS") announced that the companies have entered into a definitive merger agreement under which ALZA will acquire SEQUUS. Under the terms of the agreement, ALZA will acquire all of SEQUUS' outstanding stock in a tax-free, stock-for-stock transaction. SEQUUS stockholders will receive 0.4 shares of ALZA Common Stock for each share of SEQUUS Common Stock. Based upon SEQUUS' currently outstanding shares, ALZA expects to issue approximately 12.7 million shares as a result of the acquisition. ALZA expects to issue up to approximately 2.4 million additional shares based upon outstanding SEQUUS stock options, warrants and stock purchase rights. ALZA intends to account for the transaction as a pooling of interests. SEQUUS' commercialized products are Doxil-registered trademark- (doxorubicin HCl liposome injection), an anticancer product, and Amphotec-registered trademark- (amphotericin B cholesteryl sulfate complex for injection), an antifungal product. The transaction, which is subject to regulatory and SEQUUS stockholder approvals, is expected to close in late 1998 or early 1999.


3. ACQUISITION OF LIMITED PARTNERS' INTERESTS IN ALZA TTS RESEARCH
PARTNERS, LTD.

    On June 29, 1998, ALZA Development Corporation ("ADC"), a wholly-owned subsidiary of ALZA, elected to exercise its option to acquire all of the outstanding limited partnership interests in ALZA TTS Research Partners, Ltd. (the "Partnership"), which was formed in
1982 to develop and commercialize products combining ALZA's proprietary transdermal drug delivery technology with certain generic compounds. The exercise price of $91.2 million was paid in cash to the limited partners on August 14, 1998. ALZA had been paying the Partnership four percent of net sales of Duragesic-registered trademark- (fentanyl) CII and Testoderm-registered trademark- (testosterone), two products developed by ALZA on behalf of the Partnership. As a result of the exercise of the purchase option, ALZA has all rights to these products, and therefore retains all royalties paid by Janssen on sales of Duragesic, the full transfer price and royalties from sales of Testoderm outside the United States, and the full sales margin on Testoderm in the United States. The purchase price was recorded as deferred product and license acquisition cost and is being amortized over a period of 10 years beginning July 1, 1998.

ALZA CORPORATION

Notes to Condensed Consolidated Financial Statements (unaudited)

4. PER SHARE INFORMATION

     Basic earnings per share is calculated by dividing net income by the weighted average common shares outstanding for the period. Diluted earnings per share is calculated by dividing net income, as adjusted, by the weighted average common shares outstanding for the period plus the dilutive effect of stock options, warrants and convertible securities.

     The following table sets forth the computation of ALZA's basic and diluted earnings per share (in millions, except per share amounts):
                            Quarter Ended      Nine Months Ended
                            September 30,        September 30,
                            1998      1997        1998     1997
_________________________________________________________________

NUMERATOR:
Basic
 Net income (loss)         $ 27.9    $(326.5)     $86.9   $(273.8)
Diluted
 Net income (loss)         $ 27.9    $(326.5)     $86.9   $(273.8)
 Adjustments, net of tax:
  Interest on 5 1/4%
    Debentures                3.5       -          10.3      -
  Interest on 5% Debentures    -        -          12.2      -
  Amortization expense        0.1       -           0.8      -
_________________________________________________________________

 Adjusted net income
  (loss)                   $ 31.5    $(326.5)    $110.2   $(273.8)
=================================================================

DENOMINATOR:
Basic
 Weighted average shares     86.8      85.2        86.3     85.0
=================================================================

Diluted
 Weighted average shares     86.8      85.2        86.3     85.0
 Effect of dilutive
 securities:
   Employee stock options     1.4       -           1.6      -
   5 1/4% Debentures         12.3       -          12.3      -
   5% Debentures              -         -          13.1      -
___________________________________________________________________

 Weighted average shares
  and assumed conversions   100.5      85.2       113.3     85.0
===================================================================

Basic earnings (loss)
  per share                $ 0.32    $(3.83)      $1.01   $(3.22)
===================================================================

Diluted earnings (loss)
  per share                $ 0.31    $(3.83)      $0.97   $(3.22)
===================================================================

ALZA CORPORATION

Notes to Condensed Consolidated Financial Statements (unaudited)

     Options to purchase approximately 1.7 million shares of common stock were excluded from the diluted earnings per share calculation for the quarter and nine months ended September 30, 1998 because the exercise price of the options was greater than the average market price of the common shares during the periods, and therefore the effect of including those options would have been anti-dilutive. ALZA's outstanding 5% convertible subordinated debentures due 2006 were not included in the diluted earnings per share calculation for the quarter and nine months ended September 30, 1998, as their inclusion for those periods would have been anti-dilutive. For the quarter and nine months ended September 30, 1997, the effects of stock options and assumed conversions of the 5 1/4% Debentures and the 5% Debentures were excluded from the calculations for both periods as their inclusion would have been anti-dilutive.


5. CRESCENDO PHARMACEUTICALS CORPORATION

    Under the Development Agreement between ALZA and Crescendo Pharmaceuticals Corporation ("Crescendo"), ALZA recorded product development revenues of $25.2 million and $70.1 million for the quarter and nine months ended September 30, 1998, respectively, compared to $8.1 million for the quarter and nine months ended September 30, 1997, Crescendo's initial period of operations. Disclosed products currently in active development with Crescendo are Ditropan-registered trademark- XL (oxybutynin), DUROS-trademark- leuprolide, OROS-registered trademark- methylphenidate and E-TRANS-trademark- fentanyl (chronic pain). In the third quarter of 1998, based upon ALZA's recommendation, Crescendo determined not to continue its funding of two products previously in early development: E-TRANS-trademark- LHRH and E-TRANS-trademark- Macroflux-trademark- insulin. ALZA intends to continue its research on the technologies utilized in these product development programs.

   Under the Technology License Agreement between ALZA and
Crescendo, ALZA recorded technology fee revenue from Crescendo of $2.7 million and $8.7 million for the quarter and nine months ended September 30, 1998, respectively, compared to $1.0 million for the quarter and nine months ended September 30, 1997.

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

ALZA CORPORATION

Notes to Condensed Consolidated Financial Statements (unaudited)


6. SUBSEQUENT EVENT

   On November 3, 1998, ALZA announced that it had acquired exclusive marketing and distribution rights to Urispas-registered trademark- (flavoxate hydrochloride) in the United States from SmithKline Beecham Corporation ("SB"). Under the terms of the agreement, ALZA made an upfront payment of $25 million to SB, and may make additional milestone payments. SB will manufacture the product for ALZA.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

Notice Concerning Forward-Looking Statements

     Some of the statements made in this Form 10-Q, and particularly in Management's Discussion and Analysis of Financial Condition and Results of Operations, are forward-looking in nature, including, without limitation, plans concerning the commercialization of products, statements concerning potential product sales, future costs of products shipped (and gross margins), associated sales and marketing expenses, plans concerning the development of products and technologies and other statements that are not historical facts. The occurrence of the events described, and the achievement of the intended results, are subject to various risk factors that could cause ALZA's actual results to be materially different than those presented, some or all of which are not predictable or within ALZA's control. The significant risks related to ALZA's business are described in ALZA's Annual Report on Form 10-K for the year ended December 31, 1997. In addition, as a result of the acquisition of SEQUUS, described below, ALZA's business will be subject to additional risks related to SEQUUS' business. These risks will be described in ALZA's filings after completion of the merger.

     Non-recurring charges totaling $353.5 million, or $4.14 per diluted share, occurred in the third quarter of 1997, and are described under "Non-recurring Items". Unless otherwise noted, the discussion and tables below cover the results of operations excluding non-recurring items.


RESULTS OF OPERATIONS

SUMMARY
                            Quarter Ended      Nine Months Ended
(In millions,               September 30,        September 30,
except per share amounts)   1998      1997        1998     1997
_________________________________________________________________

Revenues             $     154.8   $ 114.5     $ 427.8   $338.2
_________________________________________________________________

Operating Income (loss)
 As reported                 51.1    (305.9)      157.4   (223.8)
 Excluding non-recurring
   items                     51.1      39.6       157.4    121.7
_________________________________________________________________

Net Income (loss)
 As reported                 27.9    (326.5)       86.9   (273.8)
 Excluding non-recurring
  items                      27.9      27.0        86.9     79.8
_________________________________________________________________

Earnings (loss) per share
  (diluted)
 As reported                 0.31    (3.83)        0.97    (3.22)
 Excluding non-recurring
   items                     0.31     0.31         0.97     0.91
_________________________________________________________________

For the quarter ended September 30, 1998, ALZA's net income and operating income increased 3% and 29%, respectively, compared to the same quarter of 1997. For the nine months ended September 30, 1998, ALZA's net income and operating income increased 9% and 29%, respectively, compared to the nine months ended September 30, 1997. These increases were due primarily to a significant increase in the sales of ALZA-marketed products, reflecting sales of Elmiron-registered trademark- (pentosan polysulfate sodium), which ALZA began marketing in the fourth quarter of 1997, and Mycelex-registered trademark- (clotrimazole) Troche, which ALZA began marketing in the third quarter of 1997, increased sales of Ethyol-registered trademark- (amifostine), and an increase in contract manufacturing revenues related to Duragesic and Covera-HSTM (verapamil). Also contributing to higher income for the quarter and nine months ended September 30, 1998, as compared to the same periods of 1997, was an increase in royalties, fees and other revenues, primarily reflecting an increase in Duragesic royalties, licensing fees from third parties, and the technology fees from Crescendo. These increases were partially offset by declines in research and development revenues, increases in selling, general and administrative expenses and substantially lower interest income.

NET SALES AND COSTS OF PRODUCTS SHIPPED

Net Sales
                              Quarter Ended      Nine Months Ended
                              September 30,        September 30,
(Dollars in millions)         1998      1997        1998     1997
_________________________________________________________________

ALZA-marketed products
 Ethyol-registered trademark-$ 9.5     $ 5.7       $ 23.4   $ 14.3
  Mycelex-registered trademark-
   Troche                      5.9       5.2         21.6      5.2
  Elmiron-registered trademark-5.5        -          16.1       -
  Testoderm-registered
   trademark- line             2.1       1.5          6.4      4.4
  Other                        5.2       1.7         18.2      5.5
__________________________________________________________________

Total ALZA-marketed products  28.2      14.1         85.7     29.4

Contract manufacturing        30.8      22.4         86.3     71.0
__________________________________________________________________

  Total net sales           $ 59.0    $ 36.5       $172.0   $100.4
==================================================================

Percentage of total revenues  38%       32%          40%     30%
ALZA-marketed products as a
  percentage of net sales     48%       39%          50%     29%

     Net sales of ALZA-marketed products for the quarter and nine months ended September 30, 1998 increased substantially compared to the same periods of 1997. These increases are attributable in part to sales of Elmiron (as well as BiCitra-registered trademark- , PolyCitra-registered trademark- and Neutra-Phos-registered trademark-). The United States and Canadian rights to Elmiron and the United States right to the other products were acquired in October 1997. Higher sales of Ethyol also contributed to the increases in net sales for the 1998 periods. Net sales for the nine months ended September 30, 1998 included sales of Mycelex Troche, the United States rights to which were acquired by ALZA in July 1997, and initial sales of Testoderm-registered trademark-TTS, which was launched in March 1998. Sales of ALZA-marketed products can be expected to fluctuate from quarter to quarter with variations in the timing and quantities of orders from wholesalers for ALZA-marketed products, which vary due to factors such as demand for the products, ordering patterns of wholesalers, and the introduction and sales of competing products.

    Net sales from contract manufacturing increased 37% and 21% for the quarter and nine months ended September 30, 1998, respectively, compared to the same periods of 1997. The third quarter increases were primarily due to higher shipments of Duragesic to Janssen, Covera-HS to G.D. Searle & Co. and Nicoderm-registered trademark- and NicoDerm-registered trademark- CQ-trademark- (nicotine) to Hoeschst Marion Roussel, Inc. and SmithKline Beecham p.l.c. ("SKB"). The increase in net sales from contract manufacturing for the nine months ended September 30, 1998, compared to the nine months ended September 30, 1997, was primarily due to higher shipments of Duragesic and Covera-HS. The timing and quantities of orders for products marketed by client companies are not within ALZA's control. Net sales to client companies can be expected to fluctuate from period to period, sometimes significantly, depending on the volume, mix and timing of orders of products shipped to client companies, and in some quarters, due to the shipment of launch quantities of products to the clients.

     Costs of products shipped increased to $30.1 million for the quarter ended September 30, 1998, compared to $22.0 million for the corresponding quarter of 1997. Costs of products shipped increased to $92.5 million for the nine months ended September 30, 1998, compared to $64.9 million for the same period of 1997. These fluctuations reflect the significant increase in net sales for the 1998 periods.

                            Quarter Ended      Nine Months Ended
                            September 30,        September 30,
                            1998      1997        1998     1997
_________________________________________________________________

Gross margin as a percentage
 of net sales (1)           49%       40%         46%      35%
_________________________________________________________________

(1) Gross margin is net sales less costs of products shipped.

    The increase in ALZA's gross margin in the third quarter and nine months ended September 30, 1998, compared to the same periods of 1997, was primarily due to the substantial increase in sales of ALZA-marketed products. ALZA expects its gross margin, as a percentage of net sales, to increase over the longer term, although quarter-to-quarter fluctuations will continue to occur. Higher gross margins may be achieved through continuing the proportionate increase in the sales of ALZA-marketed products (as compared to sales from contract manufacturing) and, to a lesser extent, increased utilization of capacity and greater operating efficiencies.

   On November 3, 1998, ALZA announced that it had acquired exclusive marketing and distribution rights to Urispas in the United States from SB. Under the terms of the agreement, ALZA made an upfront payment of $25 million to SB, and may make additional milestone payments. SB will manufacture the product for ALZA.

ROYALTIES, FEES AND OTHER REVENUES

                            Quarter Ended      Nine Months Ended
                            September 30,        September 30,
(Dollars in millions)       1998      1997        1998     1997
_________________________________________________________________

Royalties, fees and
  other revenues           $ 63.0    $ 41.9       $164.1  $131.8
Percentage of total
  revenues                   41%        37%         38%      39%
_________________________________________________________________


     Royalties, fees and other revenues increased 51% and 25% for the quarter and nine months ended September 30, 1998, compared to the corresponding periods of 1997. The third quarter increase in royalties was primarily due to increased royalties from sales of Duragesic. On June 20, 1998, ADC elected to exercise its option to purchase all of the outstanding limited partnership interests in the Partnership, discussed in Note 3 to the Condensed Consolidated Financial Statements, which resulted in ALZA retaining all royalties paid by Janssen on sales of Duragesic. During the quarter, ALZA and Janssen entered into an agreement under which Janssen will make a series of quarterly payments to ALZA over two years to help defray ALZA's substantial purchase price paid for the limited partnership interests in the Partnership. In exchange, the royalty rate payable by Janssen to ALZA with respect to Duragesic will be reduced by a portion of the rate that ALZA previously paid to the Partnership.
Royalties on sales of NicoDerm CQ and Glucotrol XL-registered trademark- (glipizide) also increased in the third quarter of 1998 compared with the third quarter of 1997. Partially offsetting these increases in royalties were lower royalties on sales of Procardia XL-registered trademark- (nifedipine) by Pfizer, Inc. ("Pfizer"). Fee revenue increased in the third quarter of 1998 compared to the third quarter of 1997, resulting from a milestone payment from Knoll Pharmaceutical Company, an upfront payment from Janssen related to the initiation of a new transdermal fentanyl product development program, and technology fees of $2.7 million from Crescendo. For the nine months ended September 30, 1998, royalties, fees and other revenues increased due to higher royalties on sales of Duragesic by Janssen (including $5.9 million in royalties resulting from timing differences between product sales, payments of royalties to ALZA by Janssen and payments by ALZA to the Partnership), higher royalties on sales of Glucotrol XL by Pfizer and higher fee revenue, including the technology fees of $8.7 million from Crescendo.

     Sales of Procardia XL, as reported by Pfizer, decreased 14% for the third quarter of 1998, compared to the same period in 1997. Several companies have filed Abbreviated New Drug Applications with the U.S. Food and Drug Administration ("FDA") requesting clearance to market generic sustained-release nifedipine products. Pfizer is involved in litigation concerning patent infringement and regulatory requirements, in which Pfizer is seeking to enjoin the introduction of such generic nifedipine products. While it is not possible to predict the timing and amount of the negative impact on sales of Procardia XL that could result from competition from these or other potential sustained-release nifedipine products, such competition could have a substantial adverse impact on sales of Procardia XL and ALZA's royalties from those sales.

     During the next several years, ALZA intends to continue to reduce its dependence on royalties and fees by further expanding ALZA's sales and marketing activities and by directly marketing and selling more products. However, there can be no assurance that ALZA will be successful in this expansion, or that any expanded sales and marketing activities will be successful, due to factors such as the risks associated with developing, clinically testing and obtaining regulatory clearance of products for marketing by ALZA, the difficulties and costs associated with acquiring products from third parties for ALZA to market, the length of the regulatory approval process, the uncertainties surrounding the acceptance of new products by the intended markets, the marketing of competitive products, the risks relating to patents and proprietary rights and the current health care cost containment environment in the United States. ALZA expects that, in the near term, royalties on sales by clients of currently marketed products will continue to be a substantial contributor to net income.

RESEARCH AND DEVELOPMENT

Research and Development Revenues

                            Quarter Ended      Nine Months Ended
                            September 30,        September 30,
(Dollars in millions)       1998      1997        1998     1997
_________________________________________________________________

Crescendo Pharmaceuticals
  Corporation              $ 25.2    $  8.1       $70.1   $  8.1
Therapeutic Discovery
  Corporation (1)             -        18.5         -       67.8
Other clients                 7.6       9.5        21.6     30.1
_________________________________________________________________

  Total research and
  development revenues     $ 32.8    $ 36.1       $91.7   $106.0
=================================================================

Percentage of total
  revenues                    21%       32%         21%      31%
_________________________________________________________________

(1) Purchased by ALZA in the third quarter of 1997.

     Research and development revenues decreased 9% and 13% in the quarter and nine months ended September 30, 1998, respectively, compared to the same periods in 1997, reflecting a decline in product development activities under agreements with client companies.


Research and Development Expenses

                            Quarter Ended      Nine Months Ended
                            September 30,         September 30,
(Dollars in millions)       1998      1997        1998     1997
_________________________________________________________________

Research and development
  expenses                 $ 42.4    $ 41.9       $111.6  $116.5
As a percentage of total
  revenues                    27%       37%          26%      34%
_________________________________________________________________

     Research and development expenses increased 1% and decreased 4% for the quarter and nine months ended September 30, 1998, respectively, compared to the same periods in 1997. For the third quarter of 1998, an increase in internal research and development expenses was partially offset by a decrease in client development expenses. For the nine months ended September 30, 1998, client development expenses declined, but the decline was partially offset by an increase in internal research and development costs.


SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

                              Quarter Ended      Nine Months Ended
                              September 30,        September 30,
(Dollars in millions)         1998      1997        1998     1997
_________________________________________________________________

Sales and marketing expenses $22.1     $ 6.3      $ 46.6   $ 19.1
General and administrative
  expenses                     4.0       3.6         9.3     14.3
Amortization of product
  and license acquisition
  payments                     5.1       1.1        10.4      1.7
_________________________________________________________________
  Total selling, general and
   administrative expenses  $ 31.2    $ 11.0       $66.3   $ 35.1
==================================================================
As a percentage of total
  revenues                    20%       10%         16%      10%
_________________________________________________________________

     Selling, general and administrative expenses rose dramatically for the quarter and nine months ended September 30, 1998, compared to the same periods of 1997. These increases were the result of ALZA's expanded sales and marketing activities, an increase in the size of the sales force and the added amortization of payments for product rights acquired in 1997 and 1998. During the third quarter of 1998, ALZA expanded its sales organization from approximately 100 to approximately 360 sales representatives, under arrangements with VIVUS, Inc. and Innovex, Inc.

     In addition, during the quarter ALZA entered into an agreement under which UCB Pharma, Inc. will co-promote Ditropan XL, beginning at the time of launch, currently expected in early 1999. As a result of the sales force expansion, the UCB Pharma co-promotion arrangement and additional amortization of product acquisition payments, sales and marketing expenses are expected to increase in future quarters.

NET INTEREST
                            Quarter Ended      Nine Months Ended
                            September 30,        September 30,
(In millions)               1998      1997        1998     1997
________________________________________________________________
Interest expense          $ 14.1    $ 13.8      $ 42.3   $ 41.3
Interest and other income   (5.9)    (17.8)      (18.6)   (48.3)
_________________________________________________________________
  Net interest
     expense (income)     $  8.2    $ (4.0)     $ 23.7   $ (7.0)
=================================================================

     Interest expense increased 2% for both the third quarter and nine months ended September 30, 1998, compared to the same periods of 1997, primarily due to accreted interest on ALZA's outstanding 5 1/4% zero coupon convertible subordinated debentures due 2014. Interest and other income declined 67% and 61% in the third quarter and the nine months ended September 30, 1998, respectively, compared to the same periods in 1997, due to lower cash balances as a result of the purchase of Therapeutic Discovery Corporation ("TDC"), the formation of Crescendo and several product acquisitions, all of which occurred in the second half of 1997, and payment of $91.2 million for the limited partnership interests in the Partnership, which occurred in the third quarter of 1998.

Effective Tax Rate

     For the third quarter and the nine months ended September 30, 1998, ALZA's effective combined federal and state income tax rate was 35%, compared to 38% on income excluding non-recurring items for the nine months ended September 30, 1997. ALZA's annual effective tax rate for 1998 is expected to be 35%, the same as the rate for 1997.


NON-RECURRING ITEMS

    The table below summarizes non-recurring charges:

                               Quarter Ended   Nine Months Ended
                               September 30,     September 30,
(In millions)                 1998       1997    1998     1997
________________________________________________________________
  Acquisition of in-process
     research and development $   -   $ (87.0)  $   -   $ (87.0)
  Contribution to Crescendo       -    (247.0)      -    (247.0)
  Asset write-down                -     (11.5)      -     (11.5)
  Distribution to debenture
     holders                      -      (8.0)      -      (8.0)
________________________________________________________________
  Total non-recurring items   $   -   $(353.5)  $   -   $(353.5)
=================================================================

     Non-recurring items for the third quarter of 1997 included the following charges: in-process research and development charges of $77.0 million relating to the purchase of TDC and $10.0 million for a payment to Alkermes, Inc. under an agreement relating to the Cereport-registered trademark- product under development by Alkermes; a $247.0 million charge and $8.0 million interest expense relating to ALZA's distribution of shares of Crescendo; and a write-down of $11.5 million of excess manufacturing equipment and excess and idle assets.

LIQUIDITY AND CAPITAL RESOURCES
                                  September 30,    December 31,
(In millions)                           1998            1997
________________________________________________________________

Working capital                      $  295.6       $  253.4
Cash and investments                    478.0          535.8
Total assets                          1,479.7        1,369.2
Long-term debt                          917.3          902.6
________________________________________________________________
                                 Nine Months Ended September 30,
(In millions)                           1998            1997
________________________________________________________________
Net cash provided by
  operating activities (1)           $ 110.6        $  156.5
Capital expenditures                    39.8            23.6
________________________________________________________________

(1)  Excludes non-recurring items.

    ALZA's capital spending for the nine months ended September 30, 1998 was $39.8 million for additions to facilities and equipment to support its research, development and manufacturing activities, compared to capital spending of $23.6 million in the same period of 1997. While ALZA believes its current facilities and equipment are sufficient to meet its current operating requirements, ALZA is expanding its facilities and equipment to support its future requirements. ALZA is in the process of constructing buildings under a joint venture agreement entered into in 1997. In addition to a $36.2 million contribution to the joint venture made in 1997, which is being applied to the construction of the buildings, ALZA expects to spend in excess of $100.0 million on building improvements. The joint venture will lease the buildings to ALZA upon completion of construction, which is currently scheduled for late 1999. Capital expenditures during the fourth quarter of 1998 are expected to be higher than those in the fourth quarter of 1997.

     ALZA believes that its existing cash and investment balances are adequate to fund its cash needs for 1998 and beyond. In addition, should the need arise, ALZA believes it would be able to borrow additional funds or otherwise raise additional capital. ALZA may consider using its capital to make strategic investments or acquisitions, or to acquire or license technology or products.


AGREEMENT TO ACQUIRE SEQUUS PHARMACEUTICALS, INC.

     On October 5, 1998, ALZA and SEQUUS announced that the companies have entered into a definitive merger agreement. Under the terms of the agreement, ALZA will acquire all of SEQUUS' outstanding stock in a tax-free, stock-for-stock transaction.
SEQUUS stockholders will receive 0.4 shares of ALZA Common Stock for each share of SEQUUS Common Stock. Based upon SEQUUS' currently outstanding shares, options and warrants, ALZA expects to issue approximately 12.7 million shares as a result of the acquisition. ALZA expects to issue up to approximately 2.4 million additional shares based upon outstanding SEQUUS stock options, warrants and stock purchase rights. ALZA intends to account for the transaction as a pooling of interests. SEQUUS' commercialized products are Doxil-registered trademark- (doxorubicin HCl liposome injection), an anticancer product, and Amphotec-registered trademark- (amphotericin B cholesteryl sulfate complex for injection), an antifungal product. The transaction, which is subject to regulatory and SEQUUS stockholder approvals, is expected to close in late 1998 or early 1999.


YEAR 2000 READINESS DISCLOSURE

     ALZA is reliant upon its computer systems and applications, including scientific and manufacturing equipment containing computer-related components, to conduct its business. Key internal systems and applications include manufacturing production management, raw materials supply, inventory control, research and development activities and project management, documentation, marketing and financial systems. The majority of ALZA's significant operating and accounting systems are currently Year 2000 compliant. The financial and accounting systems that are not currently Year 2000 compliant have been identified and are in the process of being upgraded or replaced. Other internal systems have been, or are in the process of being, inventoried and evaluated for Year 2000 compliance. Depending on the outcome of such evaluation, internal systems will be upgraded or replaced or contingency plans will be developed, as necessary. Financial systems are expected to be fully Year 2000 compliant by December 1998, and Year 2000 issues are expected to be resolved with respect to all systems critical to ALZA's business by the end of 1999.

     In addition to its internal systems, ALZA is also reliant upon the capabilities of the computer systems of its distributors, customers, vendors, banks, and government agencies. ALZA has initiated communications with third parties with whom it has material direct business relationships in order to determine their level of Year 2000 compliance.

     Total costs to modify ALZA's systems for Year 2000 compliance are expected to be less than $5.0 million. Such costs do not include normal systems upgrades and replacements and the actual financial impact could exceed this estimate. Year 2000 costs incurred to date have not been material.

     If ALZA is unable to bring its systems into compliance in the expected timeframe, any noncompliance could have a material impact on ALZA's operations, and could result in delays or failures in manufacturing, research and development and similar activities. The extent of such impact cannot presently be determined. ALZA may also experience delays or failures in manufacturing, distribution, order entry, order processing, product shipping and distribution, invoicing, payment, or similar normal business activities, if certain third party distributors, customers, vendors and banks are not Year 2000 compliant. In addition, ALZA may experience some delay in obtaining approvals to market ALZA products from government agencies if government computer systems are not Year 2000 compliant. There can be no assurances that third parties' failure to ensure Year 2000 compliance would not have an adverse impact on ALZA's financial condition or results of operations. ALZA is currently identifying and developing specific contingency plans intended to mitigate the effects of any potential Year 2000 disruption. ALZA expects to have contingency plans in place by the middle of 1999.


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


Item 6. Exhibits and Reports on Form 8-K

   (a)  Exhibits:

        10.1 Amendment No. 1 to Services Agreement between ALZA
             Corporation and Crescendo Pharmaceuticals Corporation

        27   Financial Data Schedule

   (b)  No reports on Form 8-K were filed during the quarter



                           SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   ALZA CORPORATION



Date: November 13, 1998       By:            /s/ E. Mario
                                           Dr. Ernest Mario
                                          Chairman and Chief
                                          Executive Officer



Date: November 13, 1998       By:        /s/ Bruce C. Cozadd
                                           Bruce C. Cozadd
                                        Senior Vice President and
                                        Chief Financial Officer


                          EXHIBIT INDEX




Exhibit

10.1 Amendment No.1 to Services
     Agreement between ALZA Corporation and Crescendo
     Pharmaceuticals Corporation


27   Financial Data Schedule