Form 10-K405/A
period 1997-12-31
ALZA CORP
filed 1999-02-11
CIK 4310

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-K/A

                         Amendment No. 2

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED
    DECEMBER 31, 1997

                  Commission File Number 1-6247

                          ALZA CORPORATION
     (Exact name of registrant as specified in its charter)

               Delaware                        77-0142070
(State or other jurisdiction of incorporation     (I.R.S.
Employer Identification
                                       of organization)     No.)

950 Page Mill Road, P.O. Box 10950, Palo Alto, CA 94303-0802
(Address of principal executive offices)          (Zip Code)

Registrant's telephone number, including area code:  (650) 494-
5000

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


           ALZA CORPORATION FORM 10-K/A ANNUAL REPORT
           FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                           TABLE OF CONTENTS

                                                             Page
Part I

Item 1.  BUSINESS                                               3
Item 2.  PROPERTIES                                            28
Item 3.  LEGAL PROCEEDINGS                                     30
Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS   30

Part II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
	          	STOCKHOLDER MATTERS                                31
Item 6.  SELECTED FINANCIAL DATA                               34
Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
      	     CONDITION AND RESULTS OF OPERATIONS                35
Item 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
		          RISK 			                                   					   55
Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA            56
Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          		ACCOUNTING AND FINANCIAL DISCLOSURE                85

Part III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT    85
Item 11. EXECUTIVE COMPENSATION                                85
Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          		MANAGEMENT                                         85
Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS        85

Part IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
         		 ON FORM 8-K  	                   			               85

Signatures

Exhibits

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

     Under its arrangements with client companies, ALZA undertakes the initial product development, in which ALZA performs the formulation work, research and testing necessary to incorporate the drug selected by the client (which may be a generic compound or the client's proprietary compound) into an ALZA drug delivery system. ALZA manufactures product for in vitro and human clinical studies; in other cases, the client takes this responsibility. ALZA develops pilot scale manufacturing processes and, usually, commercial manufacturing capacity. Regulatory filings to conduct clinical studies and to obtain regulatory approval may be prepared by ALZA, or by the client, as negotiated. In any case, ALZA's activities are reimbursed by the client on a cost reimbursement basis.

     Under the arrangements with client companies, ALZA retains the rights to, and owns, any improvements to ALZA's technologies. The client obtains the right to commercialize the specific product developed under the arrangement for an agreed upon time period, and makes payments to ALZA with respect to sales of the product. The client does not obtain the right to use ALZA technology except in the specific product covered by the arrangement.

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


International Activities

     Outside the United States and Canada, ALZA has arrangements to market several of its products through distribution arrangements with companies in designated countries. Actisite (tetracycline hydrochloride), for the treatment of periodontal disease, is distributed in several European countries by distributors, and agreements were signed during 1996 for the distribution of the product in Japan and South Korea, following regulatory approval. In December 1996, ALZA signed agreements with Ferring NV (together with its affiliate, "Ferring") granting Ferring the right to market Testoderm, Testoderm with Adhesive and Testoderm TTS in 12 European countries. ALZA has also signed distribution agreements for 17 Asian countries (excluding Japan) for Testoderm and Testoderm with Adhesive. In 1997, ALZA entered into an agreement with SKB for the commercialization by SKB of the Nicoderm (nicotine) transdermal product developed by ALZA in all countries of the world except the United States, Canada, Australia, New Zealand and Korea, where Hoechst Marion Roussel, Inc. ("HMR") has rights. (The product is marketed in the United States through a joint venture between SKB and HMR.)

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

Therapeutic Discovery Corporation

     In June 1993, ALZA distributed a special dividend of Units to ALZA stockholders. Each Unit consisted of one share of TDC Class A Common Stock and one warrant to purchase one-eighth of one share of ALZA Common Stock. TDC was formed by ALZA for the purpose of selecting and developing new human pharmaceutical products combining ALZA's proprietary drug delivery technologies with various drug compounds, and commercializing such products, most likely through licensing to ALZA. Prior to the distribution of Units to stockholders, ALZA contributed $250 million to fund TDC. ALZA and TDC had a development agreement pursuant to which ALZA conducted research and development activities on behalf of TDC. ALZA had an option to license all of the products developed by TDC, on a product-by-product and country-by-country basis.

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

     See "Crescendo Pharmaceuticals Corporation" below for the background concerning the formation of TDC.

Crescendo Pharmaceuticals Corporation

     In 1993, ALZA determined to pursue the business of commercialization of products by ALZA, in addition to its business of developing products for commercialization by client companies resulting in payments to ALZA based on sales of the resulting products. To that end, ALZA formed ALZA Pharmaceuticals, its sales and marketing division, to commercialize products. In addition, at that time ALZA formed TDC to develop products for commercialization by ALZA Pharmaceuticals. ALZA has made significant progress in the establishment and expansion of its product commercialization business.

     ALZA's growing product commercialization business offers the potential rewards inherent in the direct commercialization of pharmaceutical products; however, the development of products for commercialization by ALZA requires the investment by ALZA of substantial resources in product selection and development, including clinical evaluation and regulatory activities. When ALZA develops products for commercialization by ALZA, ALZA must bear most or all of the risk and expenses of product development and has the opportunity to retain all or most of any gross margin resulting from sales of the product. Therefore, the risk/reward profile is significantly different from that of ALZA's traditional client-sponsored/royalty-based business, in which ALZA's clients bear most of the expenses and risks associated with product development and commercialization activities, and make payments to ALZA based on their sales of the products developed jointly with ALZA. Such payments to ALZA generally represent a relatively small portion of the total gross margin.

     The formation of TDC, and later Crescendo, to fund the development of products for commercialization by ALZA provides
ALZA with the opportunity to continue to pursue and expand, more quickly than would otherwise be possible, its product commercialization business.

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

     ALZA and Crescendo have entered into a Development Agreement (the "Development Agreement") pursuant to which ALZA conducts product development and related activities on behalf of Crescendo under work plans and cost estimates which have been proposed by ALZA and approved by Crescendo. Development Costs are billed to Crescendo on a product by product basis under terms consistent with arrangements with other client companies. Crescendo is required to spend all of the funds contributed to Crescendo, plus interest earned thereon, less Crescendo's reasonable administrative costs, the Technology Fee (described below) paid to ALZA, and reserves of up to $2 million (the "Available Funds"), to conduct activities under the Development Agreement. Under the Development Agreement, Crescendo agreed to fund the development of seven products (the "Initial Products"), the development of which was commenced by ALZA and TDC, from August 25, 1997, the date on which TDC ceased funding such products, through October 31, 1997. Continuation of development of the Initial Products after October 31, 1997 was subject to ALZA proposing, and Crescendo's Board of Directors accepting, work plans and cost estimates for the products. As of the date hereof, five of the seven Initial Products are continuing in active development. The five Initial Products currently in active development are:

    OROS oxybutynin (Ditropan XL)
    DUROS leuprolide
    OROS methylphenidate
    E-TRANS Macroflux insulin
    E-TRANS LHRH

Two of the Initial Products (the IUTS progesterone and D-TRANS testosterone matrix products), are no longer under active development. Crescendo ceased funding the development of these products on ALZA's recommendation. Crescendo makes the determination, independent of ALZA, as to whether or not Crescendo will continue the funding of any particular product. ALZA may make recommendations to Crescendo as to the continuation (or discontinuation) of the development of a particular product, but Crescendo has no obligation to follow ALZA's recommendation.

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

     Under the License Agreement for each licensed product, a form of which is attached to the License Option Agreement (a "License Agreement"), ALZA will make payments to Crescendo with respect to the licensed product equal to 1% of net sales of the licensed product by ALZA and its sublicensees, distributors and marketing partners, plus an additional 0.1% of such net sales for each full $1 million of development costs of the licensed product that have been paid by Crescendo; provided, however, that such total payments will not exceed 2.5% of net sales in the first four quarters a licensed product is sold in a major market country, and will not exceed 3% for the following two years.

     ALZA has the right to buy out Crescendo's right to receive payments for licensed products on a country-by-country or global basis. A country-by-country buy-out option may be exercised for any Crescendo product in any country at any time after the end of the twelfth calendar quarter during which the product was commercially sold in such country. The buy-out price will be 15 times the payments made by or due from ALZA to Crescendo with respect to sales of such product in such country for the four calendar quarters immediately preceding the quarter in which the buy-out option is exercised (plus 15 times such additional product payments as would have been made by ALZA to Crescendo for such period but for the 2.5% and 3% limits described above.) The global buy-out option may be exercised for any Crescendo product, at any time after the end of the twelfth calendar quarter during which the product was commercially sold in either the United States or two other major market countries. The global buy-out price will be (i) 20 times (a) the payments made by or due from ALZA to Crescendo for the relevant product, plus (b) such payments as would have been made by or due from ALZA to Crescendo if ALZA had not exercised any country-specific buy-out option with respect to such product, plus (c) such additional product payments as would have been made by ALZA to Crescendo but for the 2.5% and 3% limits described above, in each case for the four calendar quarters immediately preceding the quarter in which the global buy-out option is exercised, less (ii) any amounts previously paid to exercise any country-specific buy-out option with respect to such product.

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

     Crescendo has a six person Board of Directors, none of whom is affiliated with ALZA, with many years of experience in different aspects of the pharmaceutical industry. Crescendo has a Chief Executive Officer (who is also a director) with more than 30 years of pharmaceutical industry experience, who is the sole employee of Crescendo. The Crescendo Board of Directors meets frequently, and reviews in detail all of the activities conducted by ALZA under the Development Agreement. The Chief Executive Officer of Crescendo holds regular meetings with the leaders of the ALZA development teams working on Crescendo products and provides advice to them on an ongoing basis, as well as providing regular reports to the Crescendo Board of Directors. Crescendo approves or disapproves all work plans and cost estimates proposed by ALZA for activities with respect to Crescendo products. Crescendo makes the determination as to whether a product will initially be accepted as a product, and the amount of Crescendo funding to be allocated for the development of the product. Work plans are generally approved by Crescendo on a milestone basis - once a milestone is achieved, Crescendo reviews the program and the proposed work plan and cost estimate for the next stage of development to determine whether to continue funding the product.

     ALZA may not continue the development of a product with Crescendo funding unless the work plan is approved by the Crescendo Board. If Crescendo determines to stop funding the development of a product, which decision is in Crescendo's sole discretion, the product remains a Crescendo product and development cannot continue, unless ALZA exercises its license option for the product. Crescendo funding and product decisions are made by the Crescendo Board of Directors without any ALZA participation.

     ALZA performs, or engages subcontractors such as clinical investigators, contract research organizations (for clinical studies) an analytical laboratories to perform the activities under work plans approved by Crescendo. ALZA charges Crescendo for these activities pursuant to a formula set forth in the Development Agreement, which formula is intended to reimburse ALZA for its fully-burdened costs of performing the activities. Amounts paid to third parties are billed to Crescendo at cost, with no mark-up by ALZA. The formula under which ALZA charges Crescendo for activities under the Development Agreement is the same formula used by ALZA in charging its pharmaceutical company clients under ALZA's product development arrangements with them.

     As discussed above, the formation of Crescendo (and previously, TDC) has enabled ALZA to pursue the development of products for commercialization by ALZA more quickly than otherwise would have been possible. Had ALZA not formed Crescendo (or TDC), any research and development activities that ALZA might nonetheless have decided to undertake would have been research and development expenses of ALZA, without corresponding research revenues. Under those circumstances, ALZA might have determined not to proceed as rapidly with the development of products for commercialization by ALZA Pharmaceuticals, or could have reduced the number of such products, because of the potentially negative impact on ALZA's operating profits.

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

Research and Development Expenditures

     ALZA spent $126.3 million on client-sponsored product development activities during 1997 ($114.8 million and $85.8 million in 1996 and 1995, respectively); such amounts exclude reimbursable general and administrative costs. ALZA spent
$30.6 million on ALZA-sponsored research and development activities during 1997 ($26.8 million and $17.6 million in 1996 and 1995, respectively), also excluding allocable general and administrative costs. Research and development costs are expensed as incurred. ALZA had research and development revenue of $135.0 million during 1997, $131.2 million during 1996 and $104.0 million during 1995, from clients with which ALZA has joint product development agreements. These amounts included $67.8 million from TDC and $29.7 million from Crescendo in 1997, and $100.7 million and $70.1 million from TDC in 1996 and 1995, respectively. The payments by TDC and Crescendo were made from funds contributed by ALZA to TDC and Crescendo at the time of their respective formation. ALZA's client-sponsored research and development revenue generally represents clients' reimbursement of costs, including a portion of general and administrative expenses. Therefore, product development activities do not contribute significantly to operating results.

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

     Information about ALZA's revenues is presented below:

                                 1997         1996        1995
(in millions)

Royalties, fees and other      $   183.3       173.3    $   143.7
Net sales                          146.1       108.6         76.9
Research and development           135.0       131.2        104.0

        Total revenues         $   464.4   $   413.1    $   324.6

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

     In late 1997, ALZA acquired a 50% interest in a real estate joint venture, formed as a limited liability company, for the development of a 13-acre parcel of land in Mountain View, California. ALZA invested $36.2 million in the joint venture, which will be applied to the construction of three buildings on the parcel. ALZA is also obligated to make improvements to the buildings, the total cost of which is estimated to be between $60.0 million and $100.0 million. The joint venture will lease the buildings to ALZA upon completion of construction. The lease payments due on the Mountain View facility, which begin in May 1999, are based upon the final square footage of the buildings (which is estimated to be approximately 120,000 square feet per building). Those lease payments are currently estimated to be approximately $225,000 per month per building for the first year and escalate $0.05 per square foot per year for the remainder of the initial term of the lease. ALZA currently plans to occupy two of the buildings upon completion, and sublease the third building for several years. The leases provide for an initial term of 15 years, with options to extend for approximately 20 additional years, and with scheduled annual rent increases during the extended term based upon the Consumer Price Index. ALZA will receive 50% of the joint venture's income (rent less management fees).

     ALZA has also entered into a ground lease agreement for an adjacent seven-acre parcel of land on which it plans to construct a pilot plant, laboratories and other technical facilities. The term of the ground lease is approximately 33 years and includes options for ALZA to purchase, or to be required to purchase, the property. Groundlease payments are approximately $140,000 per month. Under the groundlease for the seven-acre parcel, ALZA's option to acquire the property may be exercised at any time after August 31, 2000 and prior to expiration of the lease, and the landlord may exercise its option to sell the property to ALZA at any time before August 31, 2000. For a purchase on or before September 30, 2002, the purchase price is approximately $17 million; thereafter the purchase price is adjusted for inflation. If neither ALZA nor the landlord exercises its option, then any improvements constructed by ALZA on the parcel would be the property of the landlord on termination of the lease.


Item 3.   LEGAL PROCEEDINGS

     Product liability suits have been filed against Janssen and ALZA from time to time relating to the Duragesic product.
Janssen is managing the defense of these suits in consultation with ALZA under an agreement between the parties.

     Pursuant to a Remedial Action Order No. HSA 88/89-016 issued by the California Department of Toxic Substances Control ("DTSC"), ALZA has been named as one of a number of potentially responsible parties in connection with the cleanup and environmental remediation of the Hillview-Porter Regional Site Project near ALZA's Palo Alto facilities. The purpose of the DTSC action is, in part, to apportion responsibility for cleanup costs among the parties involved. Estimates of cleanup costs for the entire region are approximately $16 million. ALZA believes that it did not discharge any of the chemicals of concern at the site in question. ALZA does not believe that its liability in this matter, if any, will be material. However, the courts have not determined whether individual parties may be jointly and severally liable in such matters. Because the action involves many parties and multiple regulatory authorities, and the cleanup and allocation of financial responsibility may not be resolved for several years, it is impossible to predict the timing or amount of ALZA's potential liability.

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
                                        Medical Affairs of ALZA
                                        (since 1994); Vice President,
                                        Medical Affairs (1992-1994); Vice
                                        President, Clinical Research,
                                        Oncology, Schering Plough
                                        Corporation, a pharmaceutical
                                        company(1991-1992).

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
                                        Operations of ALZA (since 1998);
                                        Vice President Regulatory and
                                        Quality Management(1995
                                        to 1997); Vice President,
                                        Quality Management (1994-1995);
                                        Senior Director, Regulatory
                                        Affairs (1993 to 1994).

Dr. James W. Young            53        Senior Vice President, Research
                                        and Development of ALZA
                                        (since 1997); Senior Vice
                                        President, Commercial Development
                                        (1995-1997); Vice President and
                                        Managing Director of ALZA
                                        Technology Institute (June 1995-
                                        September 1995); President,
                                        Pharmaceuticals Division, Affymax
                                        N.V., a biotechnology company
                                        (1992-1995).


                            PART II


Item 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS
     ALZA common stock (symbol AZA) is listed for trading on the New York Stock Exchange and, as of December 31, 1997, there were 8,242 holders of record. ALZA has never paid cash dividends on its common stock and has no plan to do so in the near term. The quarterly high and low sales prices of ALZA common stock for 1997 and 1996, as reported on the composite tape are shown below:

                               ALZA COMMON STOCK
_________________________________________________________________
                          1997             1996
_________________________________________________________________

                     High     Low     High      Low

  First quarter    $31 3/8  $24 7/8  $34 7/8  $24 3/8

  Second quarter    31 3/8   25 1/2   32 1/2   26 3/8

  Third quarter     32 1/2  28 1/16   27 3/4   24

  Fourth quarter  31 13/16   24 7/8   29       25 1/8


Item 6.   SELECTED FINANCIAL DATA
(In millions, except per share amounts)
                       1997      1996    1995     1994    1993
__________________________________________________________________

Total revenues      $ 464.4    $413.1  $324.6  $ 261.2  $ 214.6

Net income (loss)    (261.1)(1)  92.4    72.4     58.1     45.6(2)

Earnings (loss)
 per share,
 Basic                (3.07)    1.10     0.88     0.71     0.59
 Diluted              (3.07)    1.08     0.88     0.71     0.57

Cash and investments  535.8     999.8   419.1    344.9    257.5(3)

Total assets        1,369.2   1,613.7   937.2    806.3    621.8(3)

Total long-term
 liabilities          963.4     949.8   414.7    385.8     29.0(4)

Total stockholders'
 equity               301.2     596.7   454.6    364.5    306.7(3)
__________________________________________________________________

1   Reflects a total of $368.7 million (or $4.30 per share,
   diluted) of charges, including a $247.0 million charge and $8.0 million of interest expense related to ALZA's distribution of shares of Crescendo, $108.5 million for acquired in-process research and development, an asset write-down of $11.5 million and costs of $1.8 million related to a workforce reduction, less a tax benefit of $8.1 million.

2   Includes pre-tax charges and allowances of $28.1 million
   ($0.23 per share, diluted) related primarily to manufacturing activities. Also includes $6.6 million ($0.08 per share, diluted) in one-time benefits resulting from the adoption of SFAS No. 109, "Accounting for Income Taxes", and a $3.8 million ($0.05 per share, diluted) extraordinary charge relating to the redemption of ALZA's 7 1/2% zero coupon convertible subordinated debentures.

3   Includes the effect of the $250.0 million contribution to
   Therapeutic Discovery Corporation and the related special dividend of shares of Therapeutic Discovery Corporation to ALZA stockholders.

4   Approximately $249.5 million of commercial paper (including accrued interest) was outstanding.


Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

1997 EVENTS

     The following 1997 events are important to understanding the business and operating results of ALZA Corporation ("ALZA" or the "Company"). In 1997, ALZA:

       Purchased the Class A Common Stock of Therapeutic Discovery Corporation ("TDC") for $100.0 million. The purchase resulted in a charge of $77.0 million to acquisition of in-process research and development. Approximately $23.0 million of the purchase price was allocated to a deferred tax asset arising from TDC's net operating loss carryforward and capitalized research and development expense.

       Contributed $300.0 million to Crescendo Pharmaceuticals Corporation ("Crescendo") and distributed its shares to ALZA stockholders and debenture holders. ALZA recorded a charge of $247.0 million (including expenses of $4.0 million) and interest expense of $8.0 million related to ALZA's contribution to Crescendo and the distribution to stockholders and debenture holders, respectively. ALZA also recorded a dividend of $49.1 million to ALZA stockholders in connection with the distribution of the Crescendo Shares.

       Acquired exclusive rights to Mycelex-registered trademark- (clotrimazole) Troche in the United States from Bayer Corporation ("Bayer"). Under the terms of the agreement, ALZA made a $50.0 million upfront payment to Bayer, which was capitalized, and will make an additional payment if net sales of the product during a certain period are above a specified level. Bayer manufactures Mycelex-registered trademark- Troche for ALZA, and receives payments from ALZA based on sales of the product.

       Acquired the exclusive rights in the United States and Canada to Elmiron-registered trademark- (pentosan polysulfate sodium) and three additional urology products, BiCitra-registered trademark-(sodium citrate and citric acid), PolyCitra-registered trademark-(potassium citrate) and Neutra-Phos-registered trademark-(potassium and sodium phosphate), from Baker Norton Pharmaceuticals, Inc. and its parent, IVAX Corporation (together, "IVAX"). Under the terms of the agreement, ALZA paid a $75.0 million upfront fee to IVAX, which was capitalized, and will pay additional fees if specified Elmiron-registered trademark- sales levels are achieved during the next five years.

       Acquired the rights in the United States to the immediate-release Ditropan-registered trademark- (oxybutynin chloride) product and trademark from Hoechst Marion Roussel, Inc. ("HMRI"). Under the terms of the agreement, ALZA made an upfront payment to HMRI, which was capitalized, and will make additional payments if specified sales levels of Ditropan-registered trademark- are achieved. HMRI manufactures the product for ALZA for a price based upon net sales. ALZA has the right to market other products in the United States under the Ditropan-registered trademark- trademark, and HMRI will receive royalty payments from ALZA if the trademark is used by ALZA with other products.

       Acquired an option to develop and commercialize the Cereport-trademark- (RMP-7-trademark-) product, a compound intended to facilitate the delivery of chemotherapeutic agents to the brain. Under the terms of the agreement, ALZA paid Alkermes $10.0 million, which was charged to acquisition of in-process research and development. Under the agreement, Alkermes is conducting additional clinical activities related to Cereport-trademark-, and ALZA has the option to acquire exclusive worldwide commercialization rights to the product.

       Modified its arrangements with Janssen Pharmaceutica, Inc. (together with its affiliates "Janssen") covering E-TRANS-trademark- fentanyl products for the treatment of acute and chronic pain. In connection with the modified arrangements, ALZA made a one-time payment of $21.5 million to Janssen, which was charged to acquisition of in-process research and development. ALZA will receive a share of the U.S. operating profits from the product and royalties from sales of the product outside the United States.


RESULTS OF OPERATIONS

SUMMARY
(In millions,
  except per share amounts)            1997      1996     1995
_________________________________________________________________

Revenues                             $464.4    $413.1   $324.6
_________________________________________________________________

Operating Income (Loss)              (204.0)    139.2    114.7
_________________________________________________________________

Net Income (Loss)                    (261.1)     92.4     72.4
_________________________________________________________________

Earnings (Loss) per Share (diluted)   (3.07)     1.08    0.88
_________________________________________________________________

    ALZA's net loss for 1997 was $261.1 million compared with net income of $92.4 million in 1996 and $72.4 million in 1995. The
1997 loss was due in part to:

  Acquisitions of in-process research and development, which consisted of $77.0 million related to the purchase of the Class A Common Stock of TDC, a $10.0 million charge in connection with a development and option agreement for Cereport-trademark- between ALZA and Alkermes, and $21.5 million related to a development and commercialization agreement between ALZA and Janssen for an E-TRANS-trademark-fentanyl product for the treatment of acute pain;

  A charge of $247.0 million and interest expense of $8.0 million related to ALZA's contribution to Crescendo and distribution of shares to stockholders and debenture holders, respectively;

  A write-down of excess manufacturing equipment of $11.5 million;

  $1.8 million in costs related to a workforce reduction ($1.4 million included in research and development expenses, and $0.4 million included in selling, general and administrative expenses).

Net income for 1996 included:

  A $7.1 million benefit from the reversal of a reserve related to Procardia XL-registered trademark- royalties;

  A $6.4 million benefit from the settlement of litigation related to patent disputes concerning transdermal nicotine patches;

  A $4.0 million charge for the unamortized portion of a partnership acquisition prepayment;

  A $1.9 million charge related to a limited recall of two lots of Duragesic-registered trademark-, and other joint venture, partnership and product reserves.

Net income for 1995 included:

  A benefit of $7.4 million resulting from the partial reversal of a reserve established in connection with a patent dispute concerning transdermal nicotine patches;

  A reserve of $9.0 million established to account for a potential reduction of the royalties from Pfizer on sales of Procardia XL-registered trademark-;

  A charge of $6.7 million for a portion of the initial payment by ALZA to USB under the marketing and distribution agreement for Ethyol-registered trademark-.

     On a comparable basis, excluding the impact of the 1997 items mentioned above, ALZA's 1997 net income was $107.6 million, or $1.23 per diluted share, compared with $90.1 million, or 1.06 per diluted share, for 1996 excluding the items mentioned above, an increase of 19%. This increase resulted primarily from higher net sales of ALZA-marketed products, which more than doubled in 1997 compared with 1996. Also contributing to the increase in 1997 net income were higher royalties, fees and other revenues and a lower effective income tax rate. Partially offsetting these contributions to net income in 1997 were increases in research and development expenses and sales and marketing expenses, and the amortization of product acquisition costs, as well as decreased net interest income.

     ALZA's net income increased 16% in 1996 compared to 1995, on a comparable basis excluding the 1996 and 1995 items mentioned above. This increase primarily resulted from higher royalties, fees and other revenues in 1996 compared to 1995, as well as increases in net sales, research and development revenues and net interest income. These increases were partially offset by higher research and development expenses, and increased selling, general and administrative expenses in 1996 compared with 1995.

(Presented graphically in paper format annual report)
REVENUES
(In millions of dollars)
                        1997   1996    1995   1994    1993
_________________________________________________________________

Royalties and fees       183     173    144     123    114
Net sales                146     109     77      69     54
Research and development 135     131    104      69     47
_________________________________________________________________

TOTAL REVENUES           464     413    325     261    215

(Presented graphically in paper format annual report)
OPERATING INCOME (LOSS)
(In millions of dollars)
                        1997    1996    1995   1994    1993
_________________________________________________________________

                       (204)     139    115      95     66

ROYALTIES, FEES AND OTHER REVENUES

(Dollars in millions)                   1997      1996    1995
_________________________________________________________________

Royalties, fees and other revenues     $183.3   $173.3   $143.7
Percentage of total revenues            39%      42%      44%
_________________________________________________________________

     Royalties, fees and other revenues increased 6% in 1997 compared to 1996, primarily as a result of increased royalties due to higher sales of Glucotrol XL-registered trademark- (glipizide) by Pfizer Inc. ("Pfizer"), Duragesic-registered trademark- (fentanyl) by Janssen, Nicoderm-registered trademark- and NicoDerm-registered trademark- CQ-trademark- (nicotine) by HMRI and SmithKline Beecham ("SmithKline"), respectively, and Catapres-TTS-registered trademark- (clonidine) by Boehringer Ingelheim Pharmaceuticals,Inc. These increases were partially offset by decreased royalties on sales of Procardia XL-registered trademark-(nifedipine) by Pfizer. Royalties, fees and other revenues for 1996 included a net benefit of $10.5 million from the reversal of a reserve related to Procardia XL-registered trademark- royalties and settlement of litigation related to patent disputes concerning transdermal nicotine patches, partially offset by a charge for the unamortized portion of a partnership acquisition prepayment. On a comparable basis, excluding this net benefit, royalties, fees and other revenues increased 13% in 1997 compared with 1996.

     Commercialization and licensing fees also contributed to the increase in royalties, fees and other revenues in 1997 compared with 1996. Fees for 1997 included upfront payments from Knoll Pharmaceutical Company in connection with an agreement for continued development and worldwide commercialization of the OROS-registered trademark- hydromorphone product, from SmithKline in connection with the agreement for the commercialization of the Nicoderm-registered trademark- transdermal nicotine product in numerous international markets, and from Pfizer for the rights to commercialize the OROS-registered trademark- pseudoephedrine product in certain countries outside the U.S., and technology fee revenue of $4.0 million from Crescendo.

     Sales of Procardia XL-registered trademark-, as reported by Pfizer, decreased 18% in 1997 from 1996, and decreased 11% in 1996 from 1995. Royalties from Procardia XL-registered trademark-accounted for approximately 29% of royalties, fees and other revenues in 1997, compared with 42% in 1996. In 1997, Mylan Laboratories Inc. ("Mylan") filed an Abbreviated New Drug Application ("ANDA") with the United States Food and Drug Administration ("FDA") requesting clearance to market a controlled-release nifedipine tablet as a generic alternative to Procardia XL-registered trademark-. Pfizer subsequently commenced separate legal proceedings challenging Mylan's product based on regulatory and patent issues. Under applicable law, Pfizer's suits may have the effect of delaying FDA clearance of Mylan's ANDA. However, it is not possible to predict the outcome of such litigation, nor is it possible to predict the impact Mylan's product, if cleared for marketing, may ultimately have on sales of Procardia XL-registered trademark- and the resulting royalties to ALZA.

     The growth in royalties, fees and other revenues in 1996 compared with 1995 was due in part to the $10.5 million in net benefits recognized in 1996, as discussed above, and to increased sales of Adalat CR-registered trademark- (nifedipine) by Bayer AG, Catapres-TTS-registered trademark-, Duragesic-registered trademark-, Glucotrol XL-registered trademark-, and NicoDerm-registered trademark- CQ-trademark- following its introduction in the third quarter of 1996. In addition, despite lower sales of Procardia XL-registered trademark- in 1996, royalties from this product increased due to a higher effective royalty rate. Reducing royalties and fees in 1996 were lower royalties on sales of Transderm-Nitro-registered trademark- (nitroglycerin) by Novartis Pharmaceuticals Corporation.


NET SALES AND COSTS OF PRODUCTS SHIPPED

Net Sales
(Dollars in millions)                  1997      1996      1995
_________________________________________________________________

ALZA-marketed products
 Ethyol-registered trademark-         $20.6      $9.4         -
 Mycelex-registered trademark- Troche  10.8         -         -
 Testoderm-registered trademark-        6.3       6.7       6.8
 Elmiron-registered trademark-          4.8         -         -
 Other                                 10.4       7.1       6.8
_________________________________________________________________
Total ALZA-marketed products           52.9      23.2      13.6
Contract manufacturing                 93.2      85.4      63.3
_________________________________________________________________
  Total net sales                    $146.1   $ 108.6  $   76.9
=================================================================
Percentage of total revenues          31%       26%       24%
ALZA-marketed products as a percentage
  of net sales                        36%       21%       18%
_________________________________________________________________

     Included in net sales are sales of products marketed directly by ALZA and through distributors, and sales generated from contract manufacturing activities for ALZA's client companies. In 1997, net sales increased 35% from 1996, primarily due to a substantial increase in sales of ALZA-marketed products, the rights to many of which were acquired by ALZA during 1997. Sales of Ethyol-registered trademark- (amifostine), which was launched in April 1996, contributed to the increase in sales of ALZA-marketed products in 1997, together with sales of Mycelex-registered trademark- Troche, the U.S. rights to which were acquired in July 1997, and sales of Elmiron-registered trademark- , the U.S. and Canadian rights to which were acquired in October 1997. Net sales from contract manufacturing increased 9% in 1997 compared with 1996 primarily due to a 27% increase in ALZA shipments of Nicoderm-registered trademark- and NicoDerm-registered trademark- CQ-trademark-, and a 14% increase in ALZA shipments of Duragesic-registered trademark-.

     In July 1997, ALZA acquired exclusive rights to Mycelex-registered trademark- (clotrimazole) Troche in the United States from Bayer Corporation ("Bayer"). Under the terms of the agreement, ALZA made a $50.0 million upfront payment to Bayer, which was capitalized, and will make an additional payment if net sales of the product during a certain period are above a specified level. Bayer manufactures Mycelex-registered trademark-Troche for ALZA, and receives payments from ALZA based on sales of the product.

     In October 1997, ALZA acquired the exclusive rights in the United States and Canada to Elmiron-registered trademark- (pentosan polysulfate sodium) and three additional urology products, BiCitra-registered trademark-(sodium citrate and citric acid), PolyCitra-registered trademark-(potassium citrate) and Neutra-Phos-registered trademark-(potassium and sodium phosphate), from Baker Norton Pharmaceuticals, Inc. and its parent, IVAX Corporation (together, "IVAX"). Under the terms of the agreement, ALZA paid a $75.0 million upfront fee to IVAX, which was capitalized, and will pay additional fees if specified Elmiron-registered trademark- sales levels are achieved during the next five years. IVAX manufactures the products for ALZA and receives payments from ALZA based on sales of the products.

     In October 1997, ALZA acquired the rights in the United States to the immediate-release Ditropan-registered trademark- (oxybutynin chloride) product and trademark from Hoechst Marion Roussel, Inc. ("HMRI"). Under the terms of the agreement, ALZA made an upfront payment to HMRI, which was capitalized, and will make additional payments if specified sales levels of Ditropan-registered trademark- are achieved. HMRI manufactures the product for ALZA for a price based upon net sales. ALZA has the right to market other products in the United States under the Ditropan-registered trademark- trademark, and HMRI will receive royalty payments from ALZA if the trademark is used by ALZA with other products.

     Net sales increased 41% in 1996 compared to 1995, primarily due to sales of Ethyol-registered trademark- beginning in April 1996, and increased sales from shipments to client companies of launch quantities of NicoDerm-registered trademark- CQ-trademark- and Covera-HS-trademark-.


(Presented graphically in paper format annual report)
NET SALES
(In millions of dollars)
                        1997   1996    1995   1994    1993
_________________________________________________________________
ALZA-marketed products   53      23     14      11      7
Contract manufacturing   93      86     63      58     47
_________________________________________________________________

TOTAL NET SALES         146     109     77      69     54
_________________________________________________________________

     Net sales of ALZA-marketed products can be expected to vary from quarter to quarter, particularly in the first years after launch of a new product. Rights to several of the ALZA-marketed products were acquired by ALZA during 1997. Both Ethyol-registered trademark- and Elmiron-registered trademark- were cleared for marketing during the past few years and have not yet achieved their steady-state sales levels. Wholesaler stocking patterns, managed care and formulary acceptance, the introduction of competitive products and acceptance by patients and physicians will affect future sales of these products.

     ALZA's contract manufacturing activities are undertaken pursuant to ALZA's client-funded product development arrangements. Under the third party arrangements, ALZA is reimbursed for its costs of developing the products; ALZA often manufactures the product for the client, generally for a supply price intended to cover ALZA's costs to manufacture the product plus a small margin; and ALZA receives royalties based on the client's sales of the products. As a result, ALZA's gross margin on its contract manufacturing sales is considerably lower than its gross margin on ALZA-marketed products, since the royalties received from the client companies for the product are reported as royalties, fees and other revenue, and are not included in the gross margin.

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

     Costs of products shipped increased 9% to $92.8 million in 1997 compared to 1996, and 30% to $85.2 million in 1996 compared with 1995, reflecting the increase in net sales. Costs of products shipped in 1996 included a charge related to costs associated with a limited recall of two lots of the Duragesic-registered trademark- product. Costs of products shipped increased 12% in 1997 and 27% in 1996 excluding this charge.

                                       1997      1996      1995
_________________________________________________________________
Gross margin as a
   percentage of net sales (1)          36%       21%       15%
_________________________________________________________________
 (1) Gross margin is net sales less costs of products shipped

     The increase in ALZA's gross margin in 1997 compared to 1996 was due to increased sales of higher-margin ALZA-marketed products and increased margins on products shipped to client companies. ALZA expects its gross margin on net sales to increase from historical rates over the longer term, although quarter-to-quarter fluctuations, even significant ones, can be expected to continue to occur for the reasons discussed above. A trend of higher gross margins may be achieved through a proportionate increase in the sales of ALZA-marketed products in relation to contract manufacturing activities, increased utilization of capacity, and greater operating efficiencies.


RESEARCH AND DEVELOPMENT

Therapeutic Discovery Corporation

     On September 29, 1997, ALZA purchased all of the outstanding shares of TDC Class A Common Stock for $100.0 million in cash. The purchase resulted in a charge of $77.0 million to acquisition of in-process research and development. Approximately $23.0 million of the purchase price was allocated to a deferred tax asset arising from TDC's net operating loss carryforwards and capitalized research and development expense. TDC was formed by ALZA in 1993 to develop and commercialize products incorporating ALZA's drug delivery technologies. At the time of its purchase by ALZA, TDC had a broad range of products in development, although none of these products had received regulatory approval for marketing. A significant portion of the purchase price was charged to the acquisition of in-process research and development because the TDC products were under development and had not been approved by the FDA. In addition, because TDC had rights only to specific products, and not technology, the products acquired had no alternative future uses.

Crescendo Pharmaceuticals Corporation

     On September 29, 1997, ALZA contributed $300.0 million in cash to Crescendo for Crescendo's Class A Common Stock (the "Crescendo Shares"). On September 30, 1997, the Crescendo Shares were distributed to holders of ALZA common stock and ALZA's outstanding convertible subordinated debentures. ALZA recorded a charge of $247.0 million (including expenses of $4.0 million) and interest expense of $8.0 million related to ALZA's contribution to Crescendo and the distribution to stockholders and debenture holders, respectively. ALZA also recorded a dividend of $49.1 million to ALZA stockholders in connection with the distribution of the Crescendo Shares. ALZA's total cash outlay in connection with establishing Crescendo consisted of the $300 million contribution and approximately $4 million in expenses.

     Under a Development Agreement between ALZA and Crescendo, Crescendo is funding the development of human pharmaceutical products proposed by ALZA and accepted by Crescendo. The development of certain specified products was funded by Crescendo beginning August 25, 1997, the date on which TDC ceased funding the development of such products.

     Under a Technology License Agreement between ALZA and Crescendo, ALZA has granted to Crescendo a worldwide license to use ALZA technology solely to select and develop Crescendo products, to conduct related activities, and to commercialize Crescendo products. In exchange for the license to use existing ALZA technology relating to the products initially under development by ALZA and Crescendo, Crescendo pays a technology fee to ALZA, payable monthly over a period of three years, in the amount of $1.0 million per month for the 12 months following the distribution of Crescendo Shares, $667,000 per month for the following 12 months and $333,000 per month for the following 12 months. The technology fee will no longer be payable at such time as fewer than two of the seven initial products under development by ALZA and Crescendo are being developed by Crescendo and/or have been licensed by ALZA pursuant to the option, granted to it by Crescendo, to license any or all Crescendo products. ALZA recorded technology fee revenue from Crescendo of $4.0 million for 1997. Five of the seven initial products were in development at January 31, 1998.

     ALZA has an option to acquire an exclusive, royalty-bearing license to each product developed by Crescendo under the Development Agreement. The option is exercisable on a product-by-product, country-by-country, basis. In addition, under Crescendo's Restated Certificate of Incorporation, ALZA has the right to purchase all (but not less than all) of the Crescendo Shares at a price based upon a pre-established formula (the "Purchase Option"). The Purchase Option price will be determined as the greater of the following:

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

   (c) $325 million less all amounts paid by or due from Crescendo under the Development Agreement to the date the Purchase Option is exercised; and

   (d) $100 million.

     In each case, the amount payable as the Purchase Option exercise price will be reduced to the extent, if any, that Crescendo's liabilities at the time of exercise (other than liabilities under the Development Agreement, the Technology License Agreement and the Services Agreement) exceed Crescendo's cash and cash equivalents and short-term and long-term investments (excluding the amount of Available Funds remaining at such time). ALZA may pay the exercise price in cash, in ALZA Common Stock or in any combination of cash and ALZA Common Stock.

	The Purchase Option structure is intended to eliminate any possibility of a bargain purchase by ALZA. The first price option is intended to provide a fair value buy-out option price since Crescendo's principal source of future earnings will be product payments and royalties. The remaining three price options are intended to be minimum amounts to avoid the possibility of a bargain purchase.


Development and Option Agreements

     In September 1997, ALZA entered into a clinical development and option agreement with Alkermes, Inc. ("Alkermes") relating to Cereport-trademark-, a compound intended to facilitate the delivery of chemotherapeutic agents to the brain. Under the terms of the agreement, ALZA paid Alkermes $10.0 million. As the product was not approved for development and has no alternative future use, the payment was charged to acquisition of in-process research and development. Under the agreement, Alkermes is conducting additional clinical activities related to Cereport-trademark-, and ALZA has the option to acquire exclusive worldwide commercialization rights to the product.

     ALZA entered into two agreements with Janssen, effective December 31, 1997, modifying the previous arrangements between the parties relating to two E-TRANS-trademark- fentanyl products. Under a development and commercialization agreement, ALZA and Janssen modified the agreement pursuant to which the companies were jointly developing an E-TRANS-trademark- fentanyl product for the treatment of acute pain. In connection with this modified agreement, ALZA made a one-time payment of $21.5 million to Janssen. As the product was not approved for development and has no alternative future use, the payment was charged to acquisition of in-process research and development. ALZA will receive a share of the U.S. operating profits from the product and royalties from sales of the product outside the United States. The product is currently in Phase III clinical trials. Under the second agreement, ALZA will continue the development of an E-TRANS-trademark- fentanyl product for the treatment of chronic pain. Janssen will have an option, exercisable until 90 days after ALZA has spent $30 million on the product, to take over funding the continued development of the product and to commercialize the product worldwide. If Janssen exercises its option, ALZA will receive a share of the U.S. operating profits from the product and royalties from sales of the product outside the United States. If Janssen does not exercise its option, ALZA may continue the development of the product, which is currently under development with Crescendo, and which ALZA did not have the right to develop independent of Janssen prior to the modification of the arrangements.

     Prior to the modifications described above, the agreement with Janssen for E-TRANS-trademark- fentanyl was a typical client arrangement under which Janssen paid all development costs of the acute pain product, and ALZA would receive a royalty based on sales of the product, if it were successfully developed.


Research and Development Revenues
(Dollars in millions)                    1997      1996    1995
_________________________________________________________________
TDC                                   $  67.8   $ 100.7  $  70.1
Crescendo                                29.7       -       -
Other clients                            37.5      30.5     33.9
_________________________________________________________________
  Total research and development
    revenues                          $ 135.0   $ 131.2  $ 104.0
=================================================================
Percentage of total revenues            29%       32%     32%
_________________________________________________________________

     The increase in research and development revenues in 1997 compared to 1996, and in 1996 compared with 1995, was due to product development activities undertaken on behalf of client companies, including TDC and Crescendo. In the third quarter of 1997, TDC ceased funding products under development. Crescendo commenced operations in the third quarter of 1997, and began funding certain of the products previously under development by ALZA and TDC. The 1996 research and development revenues included charges related to a credit from ALZA to TDC and a write-off of potentially uncollectible receivables totaling $2.1 million. Research and development revenues from other clients increased 23% in 1997 compared to 1996, reflecting an increase in product development activities under ALZA's agreements with these companies. ALZA's research and development revenues generally represent client reimbursement of costs, including a portion of general and administrative expenses. Therefore, product development activities do not contribute significantly to operating results.

Research and Development Expenses
(Dollars in millions)                  1997      1996      1995
_________________________________________________________________
Research and development expenses   $ 156.8   $ 141.6   $ 103.4
As a percentage of total revenues       34%       34%      32%
_________________________________________________________________

     The increase in research and development expenses in 1997 compared to 1996 reflects the increased activity for client companies, including TDC and Crescendo. Research and development expenses in 1997 include $1.4 million in costs related to workforce reductions. Research and development expenses increased in 1996 compared to 1995 as a result of increased activity for TDC.


(Presented graphically in paper format annual report)
RESEARCH AND DEVELOPMENT EXPENSES
(In millions of dollars)
                        1997   1996    1995   1994    1993
_________________________________________________________________
Research and Development
  Expenses               157    142     103     76      53


SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

(Dollars in millions)                  1997      1996      1995
_________________________________________________________________
Sales and marketing expenses          $28.8     $24.2    $ 23.8
General and administrative expenses    19.0      20.7      17.3
Amortization of product acquisition
 payments                               4.0       2.2       -
_________________________________________________________________
 Total selling, general and
   administrative expenses            $51.8     $47.1    $ 41.1
=================================================================
As a percentage of total revenues       11%       11%       13%
_________________________________________________________________

     Selling, general and administrative expenses increased 10% in 1997 compared with 1996 as a result of increased sales and marketing expenses, and amortization of product acquisition payments primarily related to products acquired in 1997. Higher sales and marketing expenses in 1997 compared with 1996 resulted from the expansion of ALZA's sales force and increased marketing costs in support of Ethyol-registered trademark-, Mycelex-registered trademark- Troche and Elmiron-registered trademark-. General and administrative expenses declined 8% in 1997 compared to 1996. While corporate administrative costs increased 7% in 1997 compared with 1996, including $0.4 million in costs related to workforce reductions, this increase was offset by an increase in the cash surrender value of life insurance policies.

     Selling, general and administrative expenses increased 15% in 1996 compared to 1995 due primarily to sales and marketing expenses related to the launch of Ethyol-registered trademark-, the amortization of the upfront payment to U.S. Bioscience, Inc. ("USB") for Ethyol-registered trademark-, and an increase in overall general and administrative expenses in support of increased corporate activities. Included in 1995 selling, general and administrative expenses was $6.7 million for a portion of the initial payment by ALZA to USB under the marketing and distribution agreement for Ethyol-registered trademark. Excluding this charge, selling, general and administrative expenses increased 36% in 1996 compared with 1995.


ASSET WRITE-DOWN

     In 1997, ALZA wrote down approximately $11.5 million of fixed assets, $3.7 million of which related to excess manufacturing equipment. Lower than expected production requirements under a supply agreement with G.D. Searle & Co. for Covera-HS-trademark- (verapamil) contributed to the excess capacity of manufacturing equipment. Such equipment was written down to its fair market value, which was determined based upon estimates of current market prices. ALZA has not yet determined the ultimate disposition of these assets. The remaining $7.8 million of the write-down is related primarily to custom-designed manufacturing and research and development equipment that was determined to have limited or no future use based upon changes in production volumes or product formulations. ALZA intends to use this equipment to the extent possible or return or otherwise dispose of equipment with no alternative future use.


NET INTEREST

(In millions)                          1997       1996      1995
_________________________________________________________________

Interest and other income           $ (55.6)   $ (52.9)  $ (26.0)
Distribution to debenture holders       8.0        -         -
Interest expense                       55.0       43.0      23.9
_________________________________________________________________
  Net interest and other
   expense (income)                 $   7.4   $  (9.9)  $  (2.1)
_________________________________________________________________

     Interest and other income increased 5% in 1997 compared to 1996, primarily due to higher average invested cash balances during 1997 following ALZA's issuance of $500.0 million of 5% convertible subordinated debentures due 2006 (the
"5% Debentures") in April 1996. Partially offsetting the higher interest income were lower realized gains on the sales of investments in 1997 compared with 1996.

    The increase in interest and other income in 1996 compared to 1995 was primarily due to higher average invested cash balances following the issuance of the 5% Debentures. Also contributing to the increase in interest and other income in 1996 were net realized gains of $8.4 million on sales of investments in 1996, compared with $1.0 million of such gains in 1995.

     Interest expense increased 28% in 1997 compared to 1996, as the 5% Debentures were outstanding for all of 1997. Also contributing to the increase were lower amounts of capitalized interest on construction projects and higher interest on the 5 1/4% zero coupon convertible subordinated debentures due 2014 (the
"5 1/4% Debentures").

     The 1997 distribution to debenture holders is related to the Crescendo transaction and discussed under "Crescendo
Pharmaceuticals Corporation" above.

     The increase in interest expense in 1996 compared to 1995 reflects the interest expense on the 5% Debentures and higher interest on the 5 1/4 % debentures.


EFFECTIVE TAX RATE
     In 1997, ALZA recorded income tax expense of $49.7 million despite ALZA's pretax loss, as certain charges recognized in 1997 are generally not deductible for income tax purposes. Excluding such items, ALZA's 1997 effective income tax rate was 35% compared to 38% in 1996 and 1995. The rate declined in 1997 from prior years primarily due to increased investment and research tax credits in 1997.

LIQUIDITY AND CAPITAL RESOURCES

 (In millions)                         1997      1996      1995
_________________________________________________________________
Working capital                     $ 253.4   $ 494.8   $ 273.2
Cash and investments                  535.8     999.8     419.1
Total assets                        1,369.2   1,613.7     937.2
Long-term debt                        902.6     882.3     362.9
Net cash provided by (used in)
  operating activities               (185.9)    123.3     111.4
Capital expenditures                   38.8      48.6      46.3
Product acquisition payments          140.1       -        13.3
_________________________________________________________________

     During 1997, ALZA paid $100.0 million in cash for the purchase of all of the shares of TDC, and contributed $300.0 million in cash to Crescendo. Also in 1997, ALZA paid Bayer a $50.0 million upfront fee for the United States rights to Mycelex-registered trademark- Troche, made a $10.0 million payment to USB related to Ethyol-registered trademark- and made an upfront payment of $75.0 million to IVAX for the United States and Canadian rights to Elmiron-registered trademark- and three additional urology products. ALZA also paid $10.0 million to Alkermes under the agreement related to Cereport-trademark-.
Cash provided by operating activities in 1997 excluding the items discussed above was $149.8 million. During 1997, ALZA also made a $36.2 million investment in a real estate joint venture, described below. Cash for these transactions was provided from the sales and maturities of short- and long-term investments, as well as from cash and cash equivalents.


(Presented graphically in paper format annual report)
NET CASH PROVIDED BY OPERATING ACTIVITIES
(In millions of dollars)
                        1997   1996    1995   1994    1993
_________________________________________________________________
Net Cash Provided by
(Used in)Operating
activities             (186)    123    111      74     76


     In late 1997, ALZA acquired a 50% interest in a real estate joint venture for the development of a 13-acre parcel of land in Mountain View, California. ALZA invested $36.2 million in the joint venture, which will be applied to the construction of buildings on the parcel. ALZA is also obligated to make improvements to the buildings, the total cost of which is estimated to be between $60.0 million and $100.0 million. The improvements are currently expected to be completed during the fourth quarter of 1999. The joint venture will lease the buildings to ALZA upon completion of construction, currently scheduled for 1999. The leases provide for an initial term of 15 years with scheduled annual rent increases, followed by two 10-year extension periods with rent increases based upon the Consumer Price Index. ALZA will receive 50% of the joint venture's income.

     ALZA has also entered into a ground lease agreement for an adjacent seven-acre parcel of land on which it plans to construct a pilot plant, laboratories and other technical facilities. The term of the ground lease is approximately 33 years and includes options for ALZA to purchase, or to be required to purchase, the property.

     ALZA's capital spending for 1997 was $38.8 million for additions to property, plant and equipment to support its expanding research, development and manufacturing activities, compared to capital spending of $48.6 million in 1996 and $46.3 million in 1995. While ALZA believes its current facilities and equipment are sufficient to meet its current operating requirements, ALZA is expanding its facilities and equipment to support its medium-term and long-term requirements. Capital expenditures in 1998 are currently expected to increase over 1997 levels due primarily to expenditures related to improvements to the buildings discussed above.

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


OUTLOOK

Notice Concerning Forward-Looking Statements
     The following is intended to provide an outlook for 1998 and beyond. To the extent any statements made in this Annual Report to Stockholders, including this section, deal with information that is not historical, these statements are forward-looking. Such statements include, without limitation, plans concerning the commercialization of products, statements concerning potential product sales, future costs of products shipped (and gross margins), associated sales and marketing expenses, plans concerning development of products and other statements that are not historical facts. The occurrence of the events described, and the achievement of the intended results, are subject to various risk factors that could cause ALZA's actual results to be materially different from those presented in this outlook, some or all of which are not predictable or within ALZA's control. Many risks and uncertainties are inherent in the pharmaceutical industry; others are more specific to ALZA's business. Many of the significant risks related to ALZA's business are described in ALZA's Annual Report on Form 10-K and discussed below.

ROYALTIES, FEES AND OTHER REVENUES
     ALZA expects royalties, fees and other revenues to continue to increase in 1998 as a result of growth in sales of products currently marketed by client companies and, to a lesser extent, products which are awaiting approval by regulatory authorities outside of the United States. Sales of Procardia XL-registered trademark-, and therefore ALZA's royalties from this product, are expected to continue to decline in 1998.

     Royalties, fees and other revenues, which are derived largely from sales by client companies of products developed jointly with ALZA, vary from quarter to quarter as a result of changing levels of product sales by client companies and, occasionally, the receipt by ALZA of certain one-time fees. Because ALZA's clients generally take responsibility for obtaining necessary regulatory approvals and make all marketing and commercialization decisions regarding such products, most of the variables that affect ALZA's royalties, fees and other revenues are not directly within ALZA's control. Sales of products from which ALZA derives royalties and fees are affected by the clients' marketing efforts and the introduction and marketing of competing products, among other factors. Fees are one-time in nature and will vary year to year and quarter to quarter. Royalties and fees for 1998 are expected to include $10.7 million in technology fees from Crescendo and may include upfront fees from third parties in connection with arrangements for the commercialization of Crescendo products.


     During the next several years, ALZA intends to continue reducing its dependence on royalties and fees by further expanding ALZA's sales and marketing activities and by directly marketing and selling more products, including products developed with Crescendo. However, there can be no assurance that ALZA will be successful in undertaking this expansion, or that any expanded sales and marketing activities will be successful, due to factors such as the risks associated with developing, clinically testing and obtaining regulatory clearance of products for ALZA marketing, the difficulties and costs associated with acquiring from third parties products for ALZA to market, the length of the regulatory approval process, the uncertainties surrounding the acceptance of new products by the intended markets, the marketing of competitive products, risks relating to patents and proprietary rights and the current health care cost containment environment. ALZA expects that, in the near term, royalties on sales by clients of currently marketed products will continue to be a substantial contributor to net income.

NET SALES
     Net sales of ALZA-marketed products are expected to increase significantly in 1998, as the products acquired in 1997 contribute a full year of sales. Wholesaler stocking patterns, managed care and formulary acceptance, the introduction of competitive products, and acceptance by patients and physicians will affect future sales of these products. ALZA expects that 1998 contract manufacturing revenues will remain approximately at 1997 levels. Because many factors affecting contract manufacturing activities are not within ALZA's control, revenues will fluctuate from period to period depending on the volume, mix and timing of orders received from client companies.

     ALZA also expects that gross margins, as a percentage of net sales, will continue to increase over the longer term, although quarter-to-quarter fluctuations will continue to occur. Higher gross margins may be achieved through continuing the proportionate increase in the sales of ALZA-marketed products (as compared with sales from contract manufacturing), increased utilization of capacity and greater operating efficiencies.

RESEARCH AND DEVELOPMENT

Crescendo Pharmaceuticals Corporation
     ALZA expects that Crescendo will expend its available funds over the next three to four years. The rate of expenditure by Crescendo will depend upon the continued development of products currently under development by ALZA and Crescendo, and new products proposed by ALZA and accepted by Crescendo for development.

Pharmaceutical Company Clients
     To maintain or increase 1997 product development revenue levels, ALZA will need to enter into new arrangements with client companies to replace revenues lost when programs terminate or products are submitted for regulatory clearance or cleared for marketing. Development agreements with client companies are generally terminable by the clients on short notice and may be terminated for many reasons, including technical issues, marketing concerns, reallocation of client resources, and changes in client priorities. In addition, revenues from any particular client program could decrease dramatically once the New Drug Application for the product has been filed, and could decrease earlier if the client, rather than ALZA, were to undertake the clinical development of a product.

ALZA Technology Institute
     In 1998, ALZA expects to continue its current level of internal technology research in order to continue strengthening ALZA's leadership in the drug delivery field. These activities consist largely of extending and improving existing drug delivery technologies, and conducting research and development of new technologies, as well as some early stage product development activities.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
     Sales and marketing expenses are expected to continue to increase in 1998 primarily due to growth in marketing efforts resulting from the acquisition of new products and the introduction of products developed by ALZA. The increase in the size of ALZA's sales force in late 1997 will increase sales and marketing expenses in 1998 compared with 1997. In December 1997, ALZA received clearance from the FDA to market Testoderm-registered trademark- TTS (testosterone transdermal system) CIII for men with testosterone deficiency. Sales and marketing efforts will expand as Testoderm-registered trademark- TTS is introduced in March 1998. Sales and marketing expenses are also expected to increase in anticipation of the launch of Ditropan-registered trademark- XL-trademark-, which may occur in early 1999, and as ALZA increases its activities for recently acquired products. Selling, general and administrative expenses in 1998 will include amortization of product acquisition fees relating to products acquired in prior years.

INTEREST AND OTHER INCOME
     Interest and other income is expected to be lower in 1998 as a result of the significant reduction of cash and investment balances in 1997.

INCOME TAX RATE
     ALZA currently expects its combined federal and state 1998 effective income tax rate to be approximately 35%. The actual effective income tax rate will depend upon the level of actual earnings, changes in the tax laws, and the amount of investment and research credits available and ALZA's ability to utilize such credits.


YEAR 2000
     The majority of ALZA's significant operating and accounting systems are year 2000 compliant. The systems that are not currently year 2000 compliant are in the process of being upgraded or replaced. ALZA does not have a comprehensive program for monitoring whether its suppliers' and vendors' systems are year 2000 compliant. However, for material new agreements, ALZA requests assurances of year 2000 compliance. ALZA does not expect its financial condition or results of operations to be materially adversely affected by its year 2000 issues.

ALZA TTS RESEARCH PARTNERS, LTD.
     ALZA developed the Duragesic-registered trademark- and Testoderm-registered trademark- products on behalf of the ALZA TTS Research Partners, Ltd. (the "TTS Partnership"), a limited partnership from which ALZA licensed the products. The TTS Partnership receives payments from ALZA equal to 4% of Janssen's net sales of Duragesic-registered trademark- and 4% of ALZA's sales of Testoderm-registered trademark-.

     ALZA's license from the TTS Partnership for Testoderm-registered trademark- will become nonexclusive on July 26, 1998; ALZA's license for Duragesic-registered trademark- will become nonexclusive on December 4, 1998. Once ALZA's licenses become nonexclusive, the TTS Partnership will need to determine whether to grant nonexclusive licenses to third parties. Under ALZA's distribution agreement with Janssen for the Duragesic-registered trademark- product, if ALZA's license from the TTS Partnership becomes nonexclusive, if the TTS Partnership licenses the product to a third party and if the third party introduces the product, Janssen's royalty payable to ALZA will drop significantly; however, ALZA will continue to owe the TTS Partnership 4% of Janssen's net sales.

     ALZA has an option to purchase all of the interests in the TTS Partnership for $120 million in cash less amounts paid by ALZA to the TTS Partnership under its licenses prior to the date the option is exercised. As of December 31, 1997, ALZA had paid the Partnership $27.3 million under these licenses.


Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
RISK

     This Item is not applicable to ALZA for this reporting period.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ALZA Corporation
CONSOLIDATED STATEMENT OF OPERATIONS
Years ended December 31,
(In millions,
  except per share amounts)     1997     1996      1995
_________________________________________________________________
REVENUES
Royalties, fees and other           $ 183.3   $ 173.3   $ 143.7
Net sales                             146.1     108.6      76.9
Research and development, including
 amounts from TDC, a related party
 (1997-$67.8,1996-$100.7, 1995-$70.1)
 and Crescendo, a related party
 (1997-$29.7)                         135.0     131.2     104.0
_________________________________________________________________
 Total revenues                       464.4     413.1     324.6

COSTS AND EXPENSES
Costs of products shipped              92.8      85.2      65.4
Research and development              156.8     141.6     103.4
Selling, general and administrative    51.8      47.1      41.1
Acquisitions of in-process
 research and development             108.5       -         -
Contribution to Crescendo,
 a related party                      247.0       -         -
Asset write-down                       11.5       -         -
_________________________________________________________________
 Total costs and expenses             668.4     273.9     209.9
_________________________________________________________________
Operating income (loss)              (204.0)    139.2     114.7

Interest expense                       55.0      43.0      23.9
Distribution to debenture holders       8.0       -         -
Interest and other income             (55.6)    (52.9)    (26.0)
_________________________________________________________________
Net interest and other expense
  (income)                              7.4      (9.9)     (2.1)
_________________________________________________________________
Income (loss) before income taxes    (211.4)    149.1     116.8

Provision for income taxes             49.7      56.7      44.4
_________________________________________________________________
Net income (loss)                   $(261.1)  $  92.4   $  72.4
=================================================================
Earnings (loss) per share
  Basic                             $  (3.07) $  1.10   $  0.88
=================================================================
  Diluted                           $  (3.07) $  1.08   $  0.88
=================================================================
See accompanying notes.

ALZA Corporation
CONSOLIDATED BALANCE SHEET
December 31,
(In millions, except per share amounts)         1997      1996
_________________________________________________________________
ASSETS
CURRENT ASSETS
Cash and cash equivalents                     $ 65.0    $187.7
Short-term investments                         109.2     199.3
Receivables, net of allowance for doubtful
 accounts(1997-$0.8; 1996-$0.6)                119.2     116.6
Inventories                                     37.8      39.2
Prepaid expenses and other current assets       26.8      19.2
_________________________________________________________________
   Total current assets                        358.0     562.0

PROPERTY, PLANT AND EQUIPMENT
Buildings and leasehold improvements           209.6     228.7
Equipment                                      145.0     144.2
Construction in progress                        22.9      18.1
Land and prepaid land leases                    24.3      17.1
_________________________________________________________________
                                               401.8     408.1
Less accumulated depreciation and
  amortization                                 (91.4)   (100.3)
_________________________________________________________________
   Net property, plant and equipment           310.4     307.8

Investments in long-term securities            361.6     612.8
Deferred product acquisition payments          147.2      11.1
Other assets                                   192.0     120.0
_________________________________________________________________
   TOTAL ASSETS                              $1,369.2  $1,613.7
=================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable                             $  56.9   $  28.7
Accrued liabilities                             45.9      37.6
Current portion of long-term debt                1.8       0.9
_________________________________________________________________
   Total current liabilities                   104.6      67.2

5% convertible subordinated debentures         500.0     500.0
5 1/4% zero coupon convertible subordinated
 debentures                                    402.6     382.3
Other long-term liabilities                     60.8      67.5

Commitments and contingencies

STOCKHOLDERS' EQUITY
Common stock, $.01 par value,300.0 shares
 authorized; 85.5 and 84.6 shares issued
 and outstanding at December 31, 1997 and
 1996, respectively                              0.9       0.8
Additional paid-in capital                     381.5     362.2
Unrealized losses on available-for-sale
 securities, net of tax effect                  (4.8)     (0.1)
Retained earnings (deficit)                    (76.4)    233.8
_________________________________________________________________
   Total stockholders' equity                  301.2     596.7
_________________________________________________________________
   TOTAL LIABILITIES AND STOCKHOLDERS'
    EQUITY                                 $ 1,369.2 $ 1,613.7
=================================================================

See accompanying notes.

ALZA Corporation
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
Years ended December 31, 1997, 1996 and 1995

(In millions)
                                             GAINS
                                          (UNREALIZED
                                            LOSSES)      TOTAL
                               ADDITIONALON AVAILABLE-  RETAINED STOCK-
                       COMMON   PAID-IN     FOR-SALE   EARNINGS HOLDERS'
                       STOCK    CAPITAL    SECURITIES  (DEFICIT) EQUITY
___________________________________________________________________________


Balance, December 31,
  1994               $   0.8     $302.2       $ (7.5)    $ 69.0  $ 364.5

Common stock issued       -         8.3          -          -        8.3
Unrealized gains on
 available-for-sale
 securities, net of
 tax effect               -         -            9.4        -        9.4
Net income                -         -            -         72.4     72.4
________________________________________________________________________
Balance, December 31,
  1995                   0.8      310.5          1.9      141.4    454.6

Common stock issued       -        51.7          -          -       51.7
Unrealized losses on
 available-for-sale
 securities, net of
 tax effect               -         -          (2.0)        -       (2.0)
Net income                -         -            -         92.4     92.4
________________________________________________________________________

Balance, December 31,
  1996                   0.8      362.2        (0.1)      233.8    596.7

Common stock issued      0.1       19.3          -          -       19.4
Distribution of Crescendo
 Shares                   -         -            -        (49.1)   (49.1)
Unrealized losses on
 available-for-sale sec-
 urities, net of tax
 effect                   -         -          (4.7)       -        (4.7)
Net loss                  -         -            -       (261.1)  (261.1)
________________________________________________________________________
Balance, December 31,
 1997                  $ 0.9     $381.5      $ (4.8)     $(76.4)  $301.2
========================================================================
See accompanying notes.

ALZA Corporation
CONSOLIDATED STATEMENT OF CASH FLOWS
(In millions)

Years ended December 31,                 1997      1996      1995
__________________________________________________________________
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                    $(261.1)    $92.4      $72.4
Non-cash adjustments to reconcile net
 income (loss) to net cash provided by
 (used in) operating activities:
 Depreciation and amortization          29.3      19.8       15.3
 Amortization of product acquisition
   payments                              4.0       2.2        -
 Interest on 5 1/4% zero coupon
  convertible subordinated debentures   20.3      19.3       18.4
 Decrease (increase) in assets:
  Receivables                           (2.6)     (8.6)     (23.1)
  Inventories                            1.5      (4.7)      (1.1)
  Prepaid expenses and other current
    assets                              (4.4)     (1.2)       6.2
 Increase (decrease) in liabilities:
  Accounts payable                      28.1       8.7        -
  Accrued liabilities                    8.7       7.8       10.6
  Deferred revenue                      (0.4)     (17.2)      1.3
  Other long-term liabilities           (20.8)     4.8       11.4
 Asset write-down                       11.5         -         -
__________________________________________________________________
   Total adjustments                    75.2      30.9       39.0
__________________________________________________________________
Net cash provided by (used in)
  operating activities                 (185.9)    123.3     111.4

CASH FLOWS FROM INVESTING ACTIVITIES:
Product acquisition payments           (140.1)      -       (13.3)
Capital expenditures                    (38.8)    (48.6)    (46.3)
Investment in real estate joint venture (36.2)     -          -
Purchase of TDC deferred tax asset      (23.0)     -          -
Purchases of available-for-sale
 securities                            (370.8) (1,125.2)   (205.2)
Sales of available-for-sale securities  680.9     542.6     134.1
Maturities of available-for-sale
 securities                              23.3      98.1      12.0
Increase in cash surrender value-life
  insurance and prepaid premiums       (12.8)     (20.3)     (4.1)
Decrease (increase) in other assets     12.4      (9.6)       3.1
__________________________________________________________________
Net cash provided by (used in) investing
  activities                            94.9     (563.0)   (119.7)

CASH FLOWS FROM FINANCING ACTIVITIES:
Distribution of Crescendo Pharmaceuticals
  Corporation shares to ALZA
  stockholders                         (49.1)       -          -
Net proceeds from 5% convertible
  subordinated debentures                 -      488.8         -
Issuances of common stock               19.4      51.7        8.3
Principal payments on long-term debt    (2.0)     (1.1)      (0.8)
__________________________________________________________________
  Net cash provided by (used in)
   financing activities                 (31.7)    539.4       7.5
__________________________________________________________________
Net increase (decrease) in cash and
  cash equivalents                     (122.7)   99.7       (0.8)
Cash and cash equivalents at the
  beginning of year                     187.7     88.0       88.8
__________________________________________________________________
Cash and cash equivalents at the
  end of year                         $  65.0  $187.7   $88.0
==================================================================
See accompanying notes.

ALZA Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.  BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING
POLICIES

     ALZA Corporation is an emerging pharmaceutical company with leading drug delivery technologies. ALZA applies its delivery technologies to develop pharmaceutical products with enhanced therapeutic value for its own portfolio and for many of the world's leading pharmaceutical companies. ALZA is currently focusing its sales and marketing efforts in urology and oncology.

Nature of Operations
     Royalties, fees and other revenues include royalty revenue and other payments based on sales by ALZA's client companies of products developed under joint development and commercialization agreements, and certain one-time or infrequent fees or similar payments under such agreements. Included in royalties, fees and other revenues are revenues from ALZA's promotion and copromotion of certain products, some of which are contingent on sales. Royalties, fees and other revenues are recognized as earned.
ALZA recognizes upfront fee revenues on or after the effective date of the licensing, copromotion or other agreement, when there are no contingencies or conditions to ALZA's receipt of the payments. ALZA recognizes milestone fee revenues when all of the conditions to payment have been met and there are no further contingencies or conditions to ALZA's receipt of payment. Such fees, when recognized, are not refundable, and do not require any future performance by ALZA in order to retain them.

     Net sales includes sales of products marketed directly by ALZA and through distributors, and sales generated from contract manufacturing activities for ALZA's client companies. ALZA recognizes sales revenues at the time of product shipment, net of discounts, rebates and allowances. Export sales, principally to distributors and client companies in Europe, were $31.5 million, $23.0 million and $20.1 million in 1997, 1996 and 1995, respectively.

  Revenues from research and development activities with client companies, including Crescendo, are reported as research and development revenues, and are recognized as earned. ALZA's research and development revenues represent clients' reimbursement to ALZA of costs incurred in product development and clinical evaluation, including a portion of general and administrative expenses, and therefore do not contribute significantly to operating results. Research and development revenues are recognized when billable in accordance with the terms prescribed in each respective client development agreement (billed based upon labor and other costs incurred during the period). Such revenues are not refundable. ALZA's policy is to expense all costs of research and product development related both to costs incurred on its own behalf and on behalf of its clients.

Credit and Investment Risks
     Royalties, fees and other revenues and research and development revenues are derived from agreements with major pharmaceutical company clients and Crescendo, all of which have significant cash resources. Therefore, ALZA considers its credit risk related to these transactions to be minimal. ALZA's net sales result from sales of ALZA-marketed products primarily to major pharmaceutical distributors, and sales from contract manufacturing for ALZA's client companies. If the financial condition or operations of any of the pharmaceutical distributors were to deteriorate substantially, ALZA's operating results could be adversely affected.

     ALZA generally invests excess cash in securities of banks and companies from a variety of industries with strong credit ratings, and in U.S. government obligations. These securities typically bear minimal risk and ALZA has not experienced any losses on its investments due to institutional failure or bankruptcy. ALZA's investment policy is designed to limit exposure with any one institution.

     Pfizer accounted for 17% of ALZA's total revenues in 1997, 22% in 1996 and 26% in 1995. TDC accounted for 15% of ALZA's total revenues in 1997, 24% in 1996 and 22% in 1995. Janssen accounted for 15% of ALZA's total revenues in 1997, 14% in 1996 and 13% in 1995. HMRI accounted for 10% of ALZA's total revenues in 1997 and 11% in both 1996 and 1995.


Principles of Consolidation
     The consolidated financial statements include the accounts of ALZA and its wholly-owned subsidiaries, ALZA Development Corporation, ALZA International, Inc., ALZA Land Management, Inc., ALZA Limited and, since its acquisition in September 1997, TDC. All significant intercompany accounts and transactions have been eliminated.

Use of Estimates
     The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Restatements
     In 1997, ALZA changed the presentation of its consolidated statement of operations and consolidated balance sheet. In the consolidated statement of operations, royalties, fees and other revenue now include items related to operations that were previously reflected in interest and other income. Interest expense and income are now shown separately after operating income (loss). On the consolidated balance sheet, ALZA has reclassified securities which have maturities of one year or more as investments in long-term securities; these securities were previously treated as current assets. Prior year amounts have been changed to conform with the current year presentation.

Cash, Cash Equivalents and Short-term Investments
     Cash and cash equivalents include cash balances and investments with maturities of three months or less at the time of purchase. Short-term investments include commercial paper and other highly liquid investments with maturities less than one year. The carrying amount reported on the balance sheet for cash, cash equivalents and short-term investments approximates their fair value.

Inventories
     Raw materials, work in-process and finished goods inventories are stated at the lower of standard cost (which approximates actual costs on a first-in, first-out cost method) or market value.

Inventories consist of the following (in millions):
                                      1997           1996
_________________________________________________________________
Raw materials                       $  16.5          $17.7
Work in-process                         8.5           18.0
Finished goods                         12.8            3.5
_________________________________________________________________
     Total inventories              $  37.8          $39.2
=================================================================

Property, Plant and Equipment
     Property, plant and equipment are stated at cost, including interest capitalized of $0.7 million in 1997, $2.2 million in 1996 and $1.3 million in 1995. Maintenance and repairs are expensed as incurred. Depreciation and amortization are generally computed on the straight-line method, over estimated useful lives, as follows:

Classification                Estimated Useful Life
_________________________________________________________________
Buildings                     30 to 40 years
Leasehold improvements        Terms of the leases (1 to 5 years)
Equipment                     3 to 9 years
Prepaid land leases           Remaining terms of the leases (17
                              to 60 years)

     Depreciation and amortization expense for property, plant and equipment was $24.7 million, $17.8 million and $14.8 million for 1997, 1996 and 1995, respectively. Prepaid land leases represent ALZA's total cost, paid in advance, of leasehold rights to land upon which certain of ALZA's buildings in Palo Alto, California are situated. Included in construction in progress are payments made in connection with facilities being constructed or modified, and the installation of related equipment in Palo Alto and Mountain View, California (primarily research and development) and Vacaville, California (primarily commercial manufacturing).

     ALZA routinely evaluates the carrying value of its long-lived assets. ALZA records impairment losses on long-lived assets used in operations when events and circumstances indicate that assets may be impaired and the undiscounted cash flows estimated to be generated by the assets are less than the carrying amount of those assets.

     In 1997, ALZA wrote down approximately $11.5 million of fixed assets, $3.7 million of which related to excess manufacturing equipment. Lower than expected production requirements under a supply agreement with G.D. Searle & Co. for Covera-HS-trademark- (verapamil) contributed to the excess capacity of manufacturing equipment. Such equipment was written down to its fair market value, which was determined based upon estimates of current market prices. ALZA has not yet determined the ultimate disposition of these assets. The remaining $7.8 million of the write-down is related primarily to custom-designed manufacturing and research and development equipment that was determined to have limited or no future use based upon changes in production volumes or product formulations. ALZA intends to use this equipment to the extent possible or return or otherwise dispose of equipment with no alternative future use.


Deferred Product Acquisition Costs and Acquisition of In-process
  Research and Development
     Initial payments and distribution fees for the acquisition of products that, at the time of acquisition by ALZA, are already marketed or are approved by the FDA for marketing (or such approval is imminent) are capitalized and amortized over the estimated life cycle of the products, which range from 10 to 20 years. At the time of acquisition, the product life cycle is estimated by ALZA based upon the term of the agreement, the patent life of the product and, for products that are no longer covered by patents, the product's historical profitability trend since it has been off-patent and management's assessment of future sales and profitability of the product. This estimate is assessed regularly during the amortization period and the asset value is reduced when appropriate. Accumulated amortization of these costs was $6.2 million and $2.2 million at December 31, 1997 and 1996, respectively.

     Payments for rights to products acquired by ALZA when they are in development and not yet approved by the FDA (and which have no alternative future use) are recognized as charges to acquisitions of in-process research and development. Charges to in-process research and development were $108.5 million in 1997.

Accrued Liabilities
Accrued liabilities are as follows(in millions):

                                       1997             1996
_________________________________________________________________
Accrued compensation                $  17.7            $15.4
Accrued income taxes                    9.7              7.3
Other accrued liabilities              18.5             14.9
_________________________________________________________________
     Total accrued liabilities      $  45.9            $37.6
=================================================================

Advertising Costs
     Advertising costs are accounted for as expenses in the period in which they are incurred. Advertising expense for 1997, 1996 and 1995 was $6.4 million, $4.4 million and $3.3 million, respectively.

Supplemental Disclosures of Cash Flow Information (in millions) Cash paid during the year for:
                                    1997      1996      1995
_________________________________________________________________
  Income taxes                    $ 59.5    $ 42.2    $ 37.0
  Interest, net of amount
     capitalized                    36.6      16.3       2.6


Noncash investing and financing activities:
                                    1997      1996      1995
_________________________________________________________________
Net unrealized gains (losses)
 on available-for-sale
 securities, net of tax effect     $(4.7)    $(2.0)    $ 9.4
Deferred issuance costs for
 5% Debentures                        -       11.2        -
Investment in low-income housing
 in exchange for long term debt     17.1      11.9           -

Recently Issued Accounting Pronouncements

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income" ("SFAS 130") and SFAS No. 131 ("SFAS 131"), "Disclosures about Segments of an Enterprise and Related Information". SFAS 130 establishes standards for reporting comprehensive income and is effective in 1998. SFAS 131 establishes standards for annual and interim disclosures of operating segments, products and services, geographic areas and major customers, and is also effective in 1998. ALZA is in the process of evaluating the disclosure requirements of the new standards, the adoption of which will have no impact on ALZA's results of operations or financial condition.


Note 2. INVESTMENTS

     ALZA has classified its entire investment portfolio, including cash equivalents of $64.1 million and $185.2 million at December 31, 1997 and 1996, respectively, as available-for-sale. Investments in the available-for-sale category are generally carried at fair value with unrealized gains and losses recorded as a separate component of stockholders' equity. At December 31, 1997, net unrealized losses on available-for-sale securities were $4.8 million, net of $3.4 million tax effect. At December 31, 1996, net unrealized losses on available-for-sale securities were $0.1 million, net of $0.1 million tax effect. The cost of securities when sold is based upon specific identification. Realized gains and losses for the year ended December 31, 1997 were $7.6 million and $1.5 million, respectively. Realized gains and losses for the year ended December 31, 1996 were $9.1 million and $0.7 million, respectively.

The following is a summary of ALZA's investment portfolio:
(in millions)
                                 December 31, 1997
__________________________________________________________________
                                                     Estimated
                     Amortized Unrealized Unrealized    Fair
                        Cost     Gains      Losses     Value
__________________________________________________________________
U.S. Treasury securities
 and obligations of

U.S. government
 agencies             $ 143.2   $    0.4   $  (0.3)   $ 143.3

Collateralized mortgage
 obligations and asset
 backed securities       70.9        0.3      (0.2)      71.0

Corporate securities
 (primarily corporate
 notes and commercial
 paper)                 329.1        2.0     (10.4)     320.7
__________________________________________________________________
 Total                $ 543.2   $    2.7   $ (10.9)   $ 535.0
==================================================================

                                 December 31, 1996
__________________________________________________________________

                                                     Estimated
                     Amortized Unrealized Unrealized    Fair
                        Cost     Gains      Losses     Value
__________________________________________________________________
U.S. Treasury securities
 and obligations of
 U.S. government
 agencies             $ 434.1   $    1.0   $  (1.8)   $ 433.3

Collateralized mortgage
 obligations and asset
 backed securities      112.8        0.3      (0.4)     112.7

Corporate securities
 (primarily corporate
 notes and commercial
 paper)                 450.6        1.9      (1.2)     451.3
__________________________________________________________________
 Total                $ 997.5   $    3.2   $  (3.4)   $ 997.3
==================================================================

     The amortized cost and estimated fair value of debt securities at December 31, 1997 and 1996, by contractual maturity, are shown below (in millions). Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to prepay certain of the obligations without prepayment penalties.


December 31,                      1997              1996
__________________________________________________________________
                                   Estimated            Estimated
                          Amortized    Fair   Amortized    Fair
                            Cost      Value     Cost      Value
__________________________________________________________________
Due in one year or less    $173.5    $173.4     $384.5   $384.5
Due after one year
  through four years        235.1     235.6      428.1    427.8
Due after four years
  through eight years       134.6     126.0      184.9    185.0
__________________________________________________________________
     Total                 $543.2    $535.0     $997.5   $997.3
==================================================================

     In early 1997, ALZA purchased approximately 1.2 million common shares of USB (4.9% of the outstanding common shares) at a price of $18.256 per share, for an aggregate investment of $21.5 million. ALZA may not dispose of the shares for one year from the date of purchase and in accordance with SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities", they are considered restricted stock and therefore recorded at cost on the balance sheet in Investment in long-term securities at December 31, 1997. Beginning in the first quarter of 1998, this stock will be classified as available for sale and recorded at fair market value. ALZA and USB are parties to a marketing and distribution agreement for Ethyol-registered trademark-, which is described in Note 4.

     In early 1997, ALZA purchased 2.0 million common shares of Alkermes (9.7% of the outstanding common shares) at a price of $25.00 per share, for an aggregate investment of $50.0 million. This stock is not restricted and is therefore classified as available-for-sale. In 1997, ALZA entered into a clinical development and option agreement with Alkermes for Cereport-registered trademark-, which is described in Note 4.


NOTE 3. PER SHARE INFORMATION

     In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings per Share" ("SFAS 128"), which was adopted for the year ended December 31, 1997, with restatement of all prior periods. Under SFAS 128, basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average common shares outstanding for the period. Diluted earnings (loss) per share is calculated by dividing net income
(loss) by the weighted average common shares outstanding for the period plus the dilutive effect of stock options, warrants and convertible securities.

     The following table sets forth the computation of ALZA's basic and diluted earnings (loss) per share (in millions, except per share amounts):
                                    1997     1996      1995
__________________________________________________________________
NUMERATOR:
Basic
  Net income (loss)               $(261.1)  $ 92.4    $ 72.4
=================================================================
Diluted
  Net income (loss)               $(261.1)  $ 92.4    $ 72.4
  Interest on 5 1/4% Debentures,
    net of tax                       -        12.2       -
_________________________________________________________________
  Adjusted net income (loss)      $(261.1)  $104.6    $ 72.4
=================================================================

DENOMINATOR:
Basic
  Weighted average shares           85.1      84.2      82.3
==================================================================
Diluted
  Weighted average shares           85.1      84.2      82.3
  Effect of dilutive securities:
   Employee stock options            -         0.7       0.3
   5 1/4% Debentures                    -        12.3       -
__________________________________________________________________
  Weighted average shares and
    assumed conversions             85.1      97.2      82.6
==================================================================

Basic earnings (loss) per share   $ (3.07)  $ 1.10    $ 0.88
==================================================================
Diluted earnings (loss) per share $ (3.07)  $ 1.08    $ 0.88
==================================================================
     The potentially dilutive effect of outstanding options to purchase 6.1 million shares of ALZA's common stock and the 5 1/4% Debentures would have been anti-dilutive in 1997 and were therefore excluded from the 1997 diluted calculation. The
5% Debentures were not included in the diluted earnings per share calculation for the periods presented as their inclusion would have been anti-dilutive.


NOTE 4: ACQUISITIONS OF PRODUCT RIGHTS AND DEVELOPMENT AND OPTION
        AGREEMENTS

Product Acquisitions
     In late 1995, ALZA entered into a marketing and distribution agreement with USB for Ethyol-registered trademark-. Under the terms of the agreement, ALZA has exclusive rights to market the product in the United States for five years after its launch in April 1996, and is responsible for sales and marketing; the USB sales force copromotes the product with ALZA. After the five-year period, which ALZA has an option to extend for one year, marketing rights to Ethyol-registered trademark- will revert to USB, and ALZA will receive payments from USB for ten years based on continued sales of the product. ALZA paid USB an upfront payment and initial distribution fees totaling $20.0 million in 1995 and 1996. Of this amount, approximately $13.3 million was attributed by ALZA to the initial FDA approved indication (ovarian cancer) and was capitalized. Approximately
$6.7 million, which was attributed by ALZA to potential expanded product indications not yet approved by the FDA, was charged to selling, general and administrative expenses. ALZA paid $10.0 million in distribution fees in 1997 based on USB clinical activities relating to Ethyol-registered trademark-, and paid an additional $5.0 million in early 1998, both of which were capitalized.

   In July 1997, ALZA acquired exclusive rights to Mycelex-registered trademark- Troche in the United States from Bayer. Under the terms of the agreement with Bayer, ALZA made a $50.0 million upfront payment to Bayer, which was capitalized, and will make an additional payment if net sales of the product during a certain period are above a specified level. Bayer manufactures Mycelex-registered trademark- Troche for ALZA, and receives payments from ALZA based on sales of the product.

    In October 1997, ALZA acquired the exclusive rights in the United States and Canada to Elmiron-registered trademark- and three additional urology products, BiCitra-registered trademark-, PolyCitra-registered trademark- and Neutra-Phos-registered trademark-, from Baker Norton Pharmaceuticals, Inc. and its parent, IVAX. Under the terms of the agreement, ALZA paid a $75.0 million upfront fee to IVAX, which was capitalized, and will pay additional fees if specified Elmiron-registered trademark- sales levels are achieved during the next five years. IVAX manufactures the products for ALZA and receives payments from ALZA based on sales of the products.

    In October 1997, ALZA acquired the rights in the United States to the immediate-release Ditropan-registered trademark-product and trademark from HMRI. Under the terms of the agreement, ALZA made an upfront payment to HMRI, which was capitalized, and will make additional payments if specified sales levels of Ditropan-registered trademark- are achieved. HMRI manufactures the product for ALZA for a price based upon net sales. ALZA has the right to market other products in the United States under the Ditropan-registered trademark- trademark. HMRI will receive royalty payments from ALZA if the trademark is used by ALZA with other products.

Development and Option Agreements
   In September 1997, ALZA entered into a clinical development and option agreement with Alkermes relating to Cereport-trademark- , a compound for facilitating chemotherapy drug delivery to the brain. Under the terms of the agreement, ALZA paid Alkermes
$10.0 million, which was charged to acquisition of in-process research and development. Alkermes will conduct additional clinical activities related to Cereport-trademark-, and ALZA has the option to acquire exclusive worldwide commercialization rights to the product.

   ALZA entered into two agreements with Janssen, effective December 31, 1997, modifying the arrangements between the parties related to two E-TRANS-trademark- fentanyl products. Under a development and commercialization agreement, ALZA and Janssen modified the agreement pursuant to which they were jointly developing an E-TRANS-trademark- fentanyl product for the treatment of acute pain. In connection with this modified agreement, ALZA made a one-time payment of $21.5 million to Janssen, which was charged to acquisition of in-process research and development. ALZA will receive a share of the U.S. operating profits from the product and royalties from sales of the product outside the United States. The product is currently in Phase III clinical trials. Under the second agreement, ALZA will continue the development of an E-TRANS-trademark- fentanyl product for the treatment of chronic pain. Janssen will have an option, until a specified time, to take over funding of the continued development of the product and to commercialize the product worldwide. If Janssen exercises its option, ALZA will receive a share of the U.S. operating profits from the product and royalties from sales of the product outside the United States. If Janssen does not exercise its option, ALZA may continue the development of this product, which is currently under development with Crescendo.

   For the arrangements described above, the amounts paid by ALZA were charged to acquisition of in-process research and development because the products were under development and had not been approved by the FDA, and the products had no alternative future use.


NOTE 5: DEBT OBLIGATIONS AND OTHER LONG-TERM LIABILITIES

     In 1996, ALZA issued $500 million of 5% convertible subordinated debentures due 2006 (the "5% Debentures"). Each 5% Debenture is convertible, at the option of the holder, into shares of ALZA common stock at an initial conversion price of $38.19 per share, subject to certain anti-dilution adjustments. Interest is payable semiannually. The 5% Debentures rank pari passu with ALZA's outstanding 5 1/4% Debentures discussed below. Unamortized costs related to the issuance of the 5% Debentures were $10.0 million at December 31, 1997 and were included in other assets. At December 31, 1997 and 1996, the fair value of the 5% Debentures was $526.9 million and $490.0 million, respectively.

     In 1994, ALZA issued 5 1/4% zero coupon convertible subordinated debentures due 2014 (the "5 1/4% Debentures"). The 5 1/4% Debentures were issued at a price of $354.71 per $1,000 principal amount at maturity. The 5 1/4% Debentures have a principal amount at maturity of $948.8 million, with a yield to maturity of 5 1/4% per annum, computed on a semiannual bond equivalent basis. There are no periodic interest payments. At the option of the holder, each 5 1/4% Debenture is convertible into 12.987 shares of common stock.
At the option of the holder, the 5 1/4% Debentures will be purchased by ALZA on July 14, 1999, July 14, 2004 or July 14, 2009, at a purchase price equal to the issue price plus accreted original issue discount to such purchase date. ALZA, at its option, may elect to deliver either common stock or cash in the event of conversion or purchase of the 5 1/4% Debentures. ALZA, at its option, may redeem any or all of the 5 1/4% Debentures for cash after July 14, 1999 at a redemption price equal to the issue price plus accreted original issue discount. Unamortized costs related to the issuance of the 5 1/4% Debentures were $7.5 million at December 31, 1997. At December 31, 1997 and 1996, the fair value of the 5 1/4% Debentures was $441.2 million and $397.3 million, respectively.

Other Long-term Liabilities
ALZA's other long-term liabilities are as follows(in millions):
                                       1997             1996
_________________________________________________________________
Deferred compensation               $  35.8            $31.2
Deferred income taxes                    -              25.4
Long-term debt                         25.0             10.9
_________________________________________________________________
   Total other long-term liabilities  $60.8            $67.5
=================================================================

     ALZA has deferred compensation arrangements under which selected employees may defer a portion of their salaries. ALZA has purchased life insurance policies that it intends to use to partially finance amounts to be paid in the future to participants, based on their deferred salary amounts plus interest. The cash surrender value of these policies totaled $71.2 million and $58.4 million at December 31, 1997 and 1996, respectively, and is included in other assets.

     At December 31, 1997 and 1996, long-term debt consists of notes representing the required future payments under investments of $32.1 million and $11.9 million, respectively, in low income housing partnerships (included in other assets). The aggregate annual maturities of long-term debt at December 31, 1997 were $1.8 million in 1998, $5.6 million in 1999, $3.7 million in 2000, $3.6 million in 2001 and $3.4 million in 2002.


NOTE 6:  CAPITAL STOCK AND WARRANTS

     In January 1996, privately held warrants to purchase 1.0 million shares of ALZA common stock were exercised. Net proceeds to ALZA totaled $25.0 million.

     In connection with the formation of TDC, ALZA issued warrants to purchase approximately 1.0 million shares of common stock at an exercise price of $65 per share. The warrants, to the extent not exercised, will expire on December 31, 1999.

     ALZA is authorized to issue 100,000 shares of preferred stock, $.01 par value, none of which was outstanding at December 31, 1997 or 1996. The Board of Directors may determine the rights, preferences and privileges of any preferred stock issued in the future.


NOTE 7:  ARRANGEMENTS WITH THERAPEUTIC DISCOVERY CORPORATION AND
CRESCENDO PHARMACEUTICALS CORPORATION

Therapeutic Discovery Corporation
     On September 29, 1997, ALZA purchased all of the Class A Common Stock of TDC for $100.0 million in cash. This acquisition was recorded as a purchase and, accordingly, the purchase price was allocated to assets acquired based upon their fair market value on the acquisition date. The purchase resulted in a charge of $77.0 million to acquisitions of in-process research and development, and the remaining $23.0 million of the purchase price was allocated to a deferred tax asset arising from TDC's net operating loss carryforward and capitalized research and development. The amounts paid by ALZA were charged to acquisition of in-process research and development because the TDC products were under development and had not been approved by the FDA, and they had no alternative future use.

     ALZA and TDC had a development contract pursuant to which ALZA conducted research and development activities on behalf of TDC. Product development revenues from TDC during 1997, 1996 and 1995 under this development contract were $67.8 million, $100.7 million and $70.1 million, respectively. ALZA performed certain administrative services for TDC under an administrative services agreement for which ALZA was reimbursed its direct costs, plus certain overhead expenses. For the years ended 1997, 1996 and 1995, administrative service revenue under this agreement was $0.4 million, $0.2 million and $0.1 million, respectively, and is included in royalties, fees and other revenues.

Crescendo Pharmaceuticals Corporation
    Crescendo was formed by ALZA for the purpose of selecting and developing human pharmaceutical products, and commercializing such products, most likely through licensing to ALZA. On September 29, 1997, ALZA contributed $300.0 million in cash to Crescendo. On September 30, 1997, all of the Crescendo Shares were distributed to the holders of ALZA common stock and ALZA's outstanding convertible subordinated debentures. ALZA recorded a charge of $247.0 million (including expenses of $4.0 million) and interest expense of $8.0 million related to the distribution to stockholders and debenture holders, respectively. ALZA also recorded a dividend of $49.1 million for the distribution of the Crescendo Shares to ALZA stockholders. The interest expense and dividend amount were determined according to the fair market value (based on NASDAQ trading prices immediately following the distribution) of the Crescendo shares distributed to debenture holders and stockholders, respectively. The excess of the amount contributed to Crescendo over the fair market value of the shares, along with transaction expenses, was recorded as an expense.

    In connection with the contribution to Crescendo and the distribution of the Crescendo Shares, ALZA and Crescendo entered into a number of agreements. Crescendo and ALZA entered into a Development Agreement for the selection and development of human pharmaceutical products. Under the agreement, Crescendo funds the development of products recommended by ALZA for development and accepted by Crescendo. The development of certain specified products was funded by Crescendo beginning August 25, 1997, the date on which TDC ceased funding the development of such products.

     Under a Technology License Agreement between ALZA and Crescendo, ALZA has granted to Crescendo a worldwide license to use ALZA technology solely to select and develop Crescendo products, and to conduct related activities, and to commercialize such products. In exchange for the license to use existing ALZA technology relating to seven products initially under development by Crescendo and ALZA, Crescendo pays a technology fee to ALZA, payable monthly over a period of three years, in the amount of $1.0 million per month for the 12 months following the distribution of the Crescendo Shares, $667,000 per month for the following 12 months and $333,000 per month for the following 12 months. The technology fee will no longer be payable at such time as fewer than two of the seven initial products are being developed by Crescendo and/or have been licensed by ALZA pursuant to the option, granted to it by Crescendo, to license any or all Crescendo products. ALZA recorded technology fee revenue from Crescendo of $4.0 million for 1997. Five of the seven initial products were in development at January 31, 1998.

     ALZA recognizes the technology fee from Crescendo when earned. Since Crescendo owes the fee at the end of each month if, and only if, at least two of the "Initial Products" remain in development at the end of each month, the fee is not earned until the end of each month in which the test is satisfied.
Development of any or all of the Initial Products could be terminated by Crescendo at any time, and four of these products are no longer in active development. The monthly technology fee payments are not guaranteed, and the conditions precedent to their payment have not been fulfilled and cannot be fulfilled before the end of each month. At the time ALZA accrues the Crescendo technology fee, ALZA has no future performance obligations to Crescendo in order to earn the fee that is being accrued.

     ALZA has an option to acquire an exclusive, royalty-bearing license to each product developed by Crescendo under the Development Agreement. The option is exercisable on a product-by-product, country-by-country, basis. Also, under Crescendo's Restated Certificate of Incorporation, ALZA has the right to purchase all (but not less than all) of the Crescendo Shares at a price based upon a pre-established formula.


NOTE 8:  EMPLOYEE COMPENSATION AND BENEFIT PROGRAMS

Bonuses and Awards
     ALZA has a company-wide bonus program under which substantially all regular employees are eligible to receive a bonus. The annual bonus, if any, is determined by ALZA's Board of Directors, at its discretion, based on ALZA's performance during the year. Bonus and award expenses under this program for 1997, 1996 and 1995 were $7.9 million, $6.9 million and $5.3 million, respectively.

Defined Contribution Plan
     ALZA has a company-funded, defined contribution retirement plan for its employees. This plan provides for an annual basic contribution and allows for additional discretionary contributions on a year-by-year basis. Such contributions are allocated to participants based on the participants' salaries and ages. For 1997, 1996 and 1995, the total expense for such contributions to this plan was $3.6 million, $2.9 million and $2.7 million, respectively.

Employee Savings Plan
     ALZA has an employee savings plan which permits participants to make contributions by salary reductions pursuant to section 401(k) of the Internal Revenue Code. The Company matches contributions up to a specified amount per participant. In 1997 and 1996, ALZA's contributions to the plan were $1.1 million and $0.7 million. There were no matching contributions in 1995.

Stock Plan
     ALZA has a stock plan whereby incentive stock options to purchase shares of ALZA common stock at not less than the fair market value of the stock at the date of the grant may be granted to employees; nonstatutory stock options to purchase shares of ALZA common stock at not less than 85% of the fair market value of the stock at the date of grant may be granted to employees, directors and consultants; and restricted stock may be issued. Options typically vest one to three years from date of grant and generally expire ten years after the date of grant. A total of
8.9 million shares of ALZA's common stock have been reserved for issuance under its stock plan. To date, all options granted have had exercise prices equal to the fair market value of common stock on the date of grant. In 1997, a total of 25,000 shares of restricted stock were issued to one employee at a price of $0.01 per share, the par value of the common stock. ALZA has the right to repurchase a declining portion of the shares, at par value, if the employee's employment with ALZA terminates within three years of the date of issuance.

     Financial Accounting Standards Board SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), effective beginning in 1996, prescribes a fair value method of accounting for employee stock options. SFAS 123 gives companies a choice of recognizing related compensation expense by adopting the new fair value method or continuing to measure compensation under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). The Company has elected to continue to follow APB 25 in accounting for its employee stock options and employee stock purchase plan.

     Had compensation expense for stock options and shares issued under the stock purchase plan been determined using the fair value method in accordance with SFAS 123, ALZA's pro forma net income (loss) and earnings (loss) per share would have been as follows:

(in millions, except per share
  amounts)                             1997      1996     1995
_________________________________________________________________
Net income (loss)
 As reported                        $(261.1)    $92.4    $72.4
 Pro forma                           (270.4)     85.8     70.0
Earnings (loss) per share (basic)
 As reported                          $(3.07)    $1.10   $0.88
 Pro forma                             (3.18)     1.02    0.85
Earnings (loss) per share (diluted)
 As reported                          $(3.07)    $1.08   $0.88
 Pro forma                             (3.18)     1.01    0.85

     The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

                              1997      1996    1995
_________________________________________________________________
Risk-free interest rate       6.4%      6.0%     6.1%
Expected dividend yield         0         0       0
Expected volatility           30%       30%     30%
Expected life (in years)      4.0       3.6      3.9

     Changes in the assumptions can materially affect the fair value estimate and therefore the existing models do not necessarily provide a reliable single measure of the fair value of ALZA's employee stock options or shares issued under the employee stock purchase plan.

     A summary of ALZA's stock option activity, and related information for 1997, 1996 and 1995 follows:

                          1997            1996              1995
_________________________________________________________________
                      Weighted          Weighted         Weighted
                      Average           Average           Average
              Options Exercise Options  Exercise  Options  Exercise
           (in millions) Price (in millions) Price (in millions)  Price
_________________________________________________________________
Outstanding-
  beginning
  of year         5.5   $24       5.7   $  23      4.4     $ 21
Granted           1.6    29       0.9      27      1.8       23
Exercised        (0.6)   21      (0.9)     20     (0.3)      14
Forfeited        (0.4)   26      (0.2)     25     (0.2)      21
_________________________________________________________________
Outstanding-end
of year            6.1    25       5.5      24      5.7      23

Exercisable-end
of year            2.7    24       2.2      23      1.8      23

Weighted-average fair
 value of options
 granted             $9.93            $8.13           $7.75

At December 31, 1997 and 1996, shares available for grant under the stock plan were 2.7 million and 4.0 million, respectively.


                         OPTIONS OUTSTANDING
_________________________________________________________________
                 Number     Weighted-Average
Range of      Outstanding      Remaining   Weighted-Average
Exercise      at 12/31/97   Contractual life    Exercise
Prices       (in millions)     (in years)        Price
_________________________________________________________________
$12.00-21.75       1.7            5.79           $19.94
 22.00-24.75       1.5            7.39            24.11
 24.88-29.06       2.4            8.60            27.51
 29.63-49.25       0.5            6.16            34.37
_________________________________________________________________
                   6.1

                         OPTIONS EXERCISABLE
_________________________________________________________________
                 Number
Range of      Exercisable                   Weighted-Average
Exercise      at 12/31/97                       Exercise
Prices        (in millions)                      Price
_________________________________________________________________
$12.00-21.75       1.4                           $19.83
 22.00-24.75       0.5                            24.33
 24.88-29.06       0.5                            25.75
 29.63-49.25       0.3                            36.55
_________________________________________________________________
                   2.7

Employee Stock Purchase Plan
     ALZA has an employee stock purchase plan in which essentially all ALZA employees may participate and purchase stock at 85% of its fair market value at certain specified dates. Employee contributions are limited to 15% of compensation. In 1997, 1996 and 1995 total shares of ALZA common stock purchased by the participants under the terms of this plan were 260,130, 237,950 and 165,314, respectively. Since adoption of this plan in 1984, 1,665,528 shares have been issued under this plan and 384,472 shares are available for issuance. The fair value of the employees' purchase rights was estimated using the Black-Scholes option pricing model with the following weighted average assumptions for 1997, 1996 and 1995: risk free interest rates of 5.4%, 5.3% and 4.8%, respectively; dividend yields of zero; an expected volatility factor of the market price of ALZA's common stock of 30%; and an expected life of six months. The weighted-average fair value for shares issued under the employee stock purchase plan for 1997, 1996 and 1995 was $6.52, $6.00 and $5.62, respectively.


NOTE 9:  INCOME TAXES

The provision for income taxes is as follows (in millions):
                                  1997        1996        1995
_________________________________________________________________
Federal
 Current                          $ 46.9       $47.9    $30.1
 Deferred                          (12.9)       (2.4)     5.6
_________________________________________________________________
                                    34.0        45.5     35.7
State
 Current                            16.5        11.2      6.4
 Deferred                           (0.8)        -        2.3
_________________________________________________________________
                                    15.7        11.2      8.7
_________________________________________________________________
Provision for income taxes        $ 49.7       $56.7    $44.4
=================================================================

  Tax benefits associated with employee stock option transactions reduced accrued income taxes by $2.3 million, $3.3 million and $1.0 million for 1997, 1996 and 1995, respectively.

  The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before income taxes. The sources and tax effects of the differences are as follows (in millions):
                                    1997        1996      1995
_________________________________________________________________
Expected federal tax at 35%      $ (73.0)      $52.2      $40.9
 State income taxes, net of
 federal benefit                    10.2         7.3        5.7
Investment and research
 tax credits                        (5.2)       (2.3)      (1.3)
Purchased in-process research and
 development                       113.4         -          -
Other                                4.3        (0.5)      (0.9)
_________________________________________________________________
Provision for income taxes       $  49.7      $ 56.7        $44.4
=================================================================
Temporary differences which give rise to a significant portion of deferred tax assets and liabilities at December 31, 1997 and 1996 are as follows (in millions):
                                           1997       1996
_________________________________________________________________
Deferred tax assets:
  Capitalized intangibles               $  35.9      $ 6.1
  Compensation                             16.1       14.5
  State income taxes                        7.4        4.8
  Investments                               5.7        1.0
  Inventories                               5.6        5.7
  Bad debt                                  3.0        2.3
  Deferred revenue                          0.1        0.1
  Other                                     1.6        -
_________________________________________________________________
     Total deferred tax assets             75.4       34.5
_________________________________________________________________
Deferred tax liabilities:
  Property, plant and equipment            43.1       39.8
  Unrealized losses on
     available-for-sale securities         (3.4)      (0.1)
  Other                                     3.9        2.5
_________________________________________________________________
     Total deferred tax liabilities        43.6       42.2
_________________________________________________________________
Net deferred tax assets (liabilities)   $  31.8      $(7.7)
=================================================================

NOTE 10:  COMMITMENTS AND CONTINGENCIES

Commitments
     ALZA leases certain buildings and equipment under operating leases, the terms of which range from one to 33 years. Rent expense under these leases for 1997, 1996 and 1995 was $4.0 million, $3.7 million and $1.7 million, respectively.

     In late 1997, ALZA acquired a 50% interest in a real estate joint venture for the development of a 13-acre parcel of land in Mountain View, California. ALZA invested $36.2 million in the joint venture, which will be applied to the construction of buildings on the parcel. ALZA is also obligated to make improvements to the buildings, the total cost of which is estimated to be between $60.0 million and $100.0 million. The joint venture will lease the buildings to ALZA upon completion of construction, currently scheduled for 1999. The leases provide for an initial term of 15 years with scheduled annual rent increases, followed by two 10-year extension periods with rent increases based upon the Consumer Price Index. ALZA will receive 50% of the joint venture's income.

     ALZA has also entered into a ground lease agreement for an adjacent seven-acre parcel of land on which it plans to construct a pilot plant, laboratories and other technical facilities. The term of the ground lease is approximately 33 years and includes options for ALZA to purchase, or to be required to purchase, the property.

     Aggregate minimum lease commitments under all non-cancelable operating lease arrangements as of December 31, 1997 were (in millions):

          1998              $3.9
          1999               9.2
          2000              10.4
          2001              10.2
          2002              10.4
          Later years      162.1
_________________________________________________________________
          Total           $206.2

     In January 1998, ALZA purchased a building in Mountain View, California, which it had leased since 1992. The total purchase price was approximately $19.0 million, the majority of which was offset by the repayment of an outstanding note receivable from the seller. The note receivable was included in other assets at December 31, 1997.

Contingencies
     Pharmaceutical companies are subject to product liability claims. Product liability suits have been filed against Janssen and ALZA from time to time relating to the Duragesic-registered trademark- product. Janssen is managing the defense of these suits in consultation with ALZA under an agreement between the parties.

     Historically, the cost of resolution of ALZA's liability (including product liability) claims has not been significant, and ALZA is not aware of any asserted or unasserted claims pending against it, including the suits mentioned above, the resolution of which would have a material adverse impact on ALZA's results of operations or financial position.


NOTE 11: QUARTERLY FINANCIAL DATA (UNAUDITED)
(In millions, except per share amounts)
                                         1997
_________________________________________________________________
                         First     Second    Third(1)  Fourth(2)
_________________________________________________________________
Total revenues         $ 105.5   $ 118.2     $ 114.5   $ 126.2

Gross margin               7.8      13.3        14.5      17.7

Operating income (loss)   39.2      42.9      (305.9)     19.8

Net income (loss)         26.3      26.4      (326.5)     12.7

Earnings (loss) per share
   Basic                  $0.31     $0.31      $(3.83)    $0.15
   Diluted                 0.30      0.30       (3.83)     0.15

                                        1996
_________________________________________________________________
                         First     Second    Third     Fourth
_________________________________________________________________
Total revenues           $88.5    $117.9       $98.4    $108.3

Gross margin               4.7       4.0         8.0       6.6

Operating income (loss)   31.0      38.1        33.7      36.4

Net income (loss)         20.4      23.2        23.1      25.7

Earnings (loss) per share
   Basic                 $ 0.24    $ 0.27      $ 0.27    $ 0.30
   Diluted                 0.24      0.27        0.27      0.30


(1)In the third quarter of 1997, ALZA recorded charges totaling $353.5 million, or $4.14 per share, diluted. These charges included a $247.0 million charge and $8.0 million of interest expense related to the distribution of Crescendo Shares, $87.0 million for acquired in-process research and development and an asset write-down of $11.5 million.

(2)In the fourth quarter of 1997, ALZA recorded charges of $21.5 million for acquired in-process research and development and $1.8 million in costs related to a workforce reduction. Net of income taxes, these charges totaled $15.2 million, or $0.17 per share, diluted.

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS


THE BOARD OF DIRECTORS AND STOCKHOLDERS
ALZA CORPORATION


We have audited the accompanying consolidated balance sheet of ALZA Corporation as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of ALZA Corporation at December 31, 1997 and 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

                                                  Ernst & Young LLP
Palo Alto, California
February 13, 1998



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

      1. Consolidated Financial Statements: Incorporated by reference to the Annual Report (see accompanying Index to Consolidated Financial Statements).

      2. Consolidated Financial Statement Schedule: (see accompanying Index to Consolidated Financial Statement Schedule).

      3.  Exhibits:

                3.1  Restated Certificate of Incorporation of
                ALZA Corporation filed with the Delaware Secretary of State on February 14, 1994(1)

                3.2 Composite Bylaws of ALZA Corporation as restated on February 10, 1994 and amended on August 11, 1994, February 16, 1995, February 15, 1996, August 13, 1996 and February 10, 1998.

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

See footnotes on page 34.
                10.2 Development Agreement between ALZA
                Corporation and Crescendo Pharmaceuticals
                Corporation(5)

                10.3 License Option Agreement between ALZA
                Corporation and Crescendo Pharmaceuticals
                Corporation(5)

                10.4 Restated Certificate of Incorporation of
                Crescendo Pharmaceuticals Corporation(5)

                10.5 Amended and Restated Executive Deferral
                Plan II *

                10.6 Executive Deferral Plan II for Chief
                Executive Officer(6)*

                10.7 Executive Deferral Plan Amendments(7)*

                10.8 Amendment Number 2 to Executive Deferral
                Plans II(8)*

                10.9 ALZA Corporation Amended and Restated
                Stock Plan(9)*

                10.10     Form of Executive Agreement between
                ALZA Corporation and Certain Executive
                Officers(10)*

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

                10.12     Construction Agreement between ALZA
                and P/A Charleston Road LLC relating to three office building lease agreements

                10.13     Ground Lease between ALZA and the
                Peery and Arrillaga Trusts relating to a seven-acre parcel in Mountain View

                21   Subsidiaries (11)

                23   Consent of Ernst & Young LLP,
                Independent Auditors


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

(7) Incorporated by reference to ALZA's Form 10-K Annual Report for the year ended December 31, 1992.

(8) Incorporated by reference to ALZA's Form 10-K Annual Report for the year ended December 31, 1994.

(9) Incorporated by reference to ALZA's Form 10-Q Quarterly Report for the quarter ended June 30, 1995.

(10) Incorporated by reference to ALZA's Form 10-K Annual Report for the year ended December 31, 1995.


*A management contract or compensatory plan or arrangement required to be filed as an Exhibit pursuant to Item 14(c) of Form 10-K.


                         ALZA CORPORATION

       INDEX TO CONSOLIDATED FINANCIAL STATEMENTS, REPORT OF
            ERNST & YOUNG LLP, INDEPENDENT AUDITORS AND
             CONSOLIDATED FINANCIAL STATEMENT SCHEDULE
                           (Item 14(a))

                                             Page Number Reference
                                                Form 10-K/A

Consolidated statement of operations for
the years ended December 31, 1997, 1996,
1995                                                 56

Consolidated balance sheet at
December 31, 1997 and 1996                           57

Consolidated statement of stockholders'
equity for the years ended December 31, 1997,
1996 and 1995                                        59

Consolidated statement of cash flows for
the years ended December 31, 1997, 1996
and 1995                                             60

Notes to consolidated financial statements         62-72

Report of Ernst & Young LLP, Independent
Auditors                                             83

The following consolidated financial statement schedule of ALZA Corporation is included:

II   -    Consolidated valuation and qualifying
     accounts                                        84

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

                                                       SCHEDULE II



                             ALZA CORPORATION
              CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
               Years Ended December 31, 1997, 1996 and 1995



                 Balance at   Additions   Deductions
                 Beginning   Charged to      and       Balance at
                  of Year       Income    write-offs   End of Year

(In millions)

Allowance for
 doubtful
 receivables:

 1997             $ 0.6       $  0.2       $    -         $ 0.8

 1996             $ 0.2       $  0.4       $    -         $ 0.6

 1995             $ 0.3       $    -       $ (0.1)        $ 0.2



                            SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                       ALZA CORPORATION



                                   By: __________________________
                                       Dr. Ernest Mario
                                       Chief Executive Officer






Date:  February 11, 1999


    Pursuant to the requirements of the Securities Exchange Act of

1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


_____________________________          ____________________________
Dr. Ernest Mario                       Dean O. Morton
Chairman of the Board of               Director
Directors, Director and Chief          Date: February 11, 1999
Executive Officer
Date: February 11, 1999


_____________________________          ____________________________
Dr. William R. Brody                   Denise M. O'Leary
Director                               Director
Date: February 11, 1999                Date: February 11, 1999


_____________________________          ____________________________
William G. Davis                       Isaac Stein
Director                               Director
Date: February 11, 1999                Date: February 11, 1999


_____________________________          ____________________________
Dr. Robert J. Glaser                   Julian N. Stern
Director                               Director
Date:    February 11, 1999             Date: February 11, 1999


                                       ____________________________
                                       Bruce C. Cozadd
                                       Senior Vice President, Chief
                                       Financial Officer and
                                       Principal Accounting Officer
                                       Date: February 11, 1999


                          EXHIBIT INDEX


Exhibit

23    Consent of Ernst & Young LLP, Independent Auditors