Form 10-Q/A
period 1998-03-31
ALZA CORP
filed 1999-02-11
CIK 4310

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-Q/A

                         Amendment No. 1

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


                              INDEX


Part I. Financial Information


Item 1. Financial Statements

     Condensed Consolidated Statement of Income                3
     Condensed Consolidated Balance Sheet                      4
     Condensed Consolidated Statement of Cash Flows            5
     Notes to Financial Statements                           6-8


Item 2. Management's Discussion and Analysis of
       Financial Condition and Results of Operations        9-14


Signatures                                                    15


PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

                        ALZA CORPORATION
   Condensed Consolidated Statement of Operations (unaudited)
             (In millions, except per share amounts)

                                           Quarter Ended
                                             March 31,
                                      1998                1997
                                  ______________________________

Revenues:
  Net sales                         $   54.4           $   27.5
  Royalties, fees and other             50.0               44.2
  Research and development              26.3               33.8
                                  ______________________________
     Total revenues                    130.7              105.5

Expenses:
  Costs of products shipped             29.4               19.7
  Research and development              34.2               35.0
  Selling, general and
     administrative                     16.2               11.6
                                  ______________________________
     Total expenses                     79.8               66.3
                                  ______________________________

  Operating income                      50.9               39.2

Interest expense                        14.1               13.7
Interest and other income               (6.5)             (16.9)
                                  ______________________________

     Net interest and other
       expense (income)                  7.6               (3.2)
                                  ______________________________
Income before
  income taxes                          43.3               42.4

Provision for income taxes              15.0               16.1
                                  ______________________________
Net income                          $   28.3           $   26.3
                                  ==============================

Earnings per share
  Basic                             $   0.33           $   0.31
                                  ==============================
  Diluted                           $   0.32           $   0.30
                                  ==============================

See accompanying notes.


                        ALZA Corporation
        Condensed Consolidated Balance Sheet (unaudited)
                          (In millions)
                                        March 31,   December 31,
                                           1998         1997
                                      __________________________
ASSETS
Current assets:
  Cash and cash equivalents             $    82.6    $     65.0
  Short-term investments                     99.5         109.2
  Receivables, net                          125.2         119.2
  Inventories, at cost:
   Raw materials                              9.0          16.5
   Work in process                           11.0           8.5
   Finished goods                            14.0          12.8
                                      __________________________
     Total inventories                       34.0          37.8
  Prepaid expenses and other
   current assets                            28.4          26.8
                                      __________________________
     Total current assets                   369.7         358.0

Property, plant and equipment               431.9         401.8
Less accumulated depreciation
  and amortization                          (99.8)        (91.4)
                                      __________________________
  Net property, plant and equipment         332.1         310.4
Investments in long-term securities         363.5         361.6
Other assets                                338.1         339.2
                                      __________________________
     Total assets                       $ 1,403.4    $  1,369.2
                                      ==========================
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                      $    27.2    $     56.9
  Accrued liabilities                        52.2          45.9
  Other current liabilities                   5.2           1.8
                                      __________________________
     Total current liabilities               84.6         104.6

5% convertible subordinated debentures      500.0         500.0
5 1/4% zero coupon convertible
  subordinated debentures                   407.8         402.6
Other long-term liabilities                  64.2          60.8

Stockholders' equity:
  Common stock and additional
   paid-in capital                          399.8         382.4
  Accumulated other comprehensive
   income                                    (4.9)         (4.8)
  Retained earnings (deficit)               (48.1)        (76.4)
                                      __________________________
     Total stockholders' equity             346.8         301.2
                                      __________________________
     Total liabilities and
      stockholders' equity              $ 1,403.4    $  1,369.2
                                      ==========================
See accompanying notes.



                        ALZA CORPORATION
   Condensed Consolidated Statement of Cash Flows (unaudited)
                          (In millions)

                                                Quarter Ended
                                                  March 31,
                                                1998       1997
                                               _________________
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                   $  28.3   $  26.3
 Non-cash adjustments to reconcile net income
  to net cash provided by operating activities:
   Depreciation and amortization                  9.9       6.4
   Amortization of product payments               2.6       0.3
     Interest on 5 1/4% zero coupon convertible
     subordinated debentures                      5.2       5.0
  (Increase) decrease in current assets          (3.7)      2.1
   Decrease in current liabilities              (23.3)     (2.9)
   Other                                         (0.6)      1.5
                                               _________________
Net cash provided by operating activities        18.4      38.7

CASH FLOWS FROM INVESTING ACTIVITIES:
 Sales and maturities of available-for-sale
  securities                                    101.1     201.2
 Purchases of available-for-sale securities     (93.4)   (189.3)
 Capital expenditures                           (12.6)     (4.4)
 Other investing activities                     (10.4)      2.2
                                               _________________
Net cash (used in) provided by
 investing activities                           (15.3)      9.7

CASH FLOWS FROM FINANCING ACTIVITIES:
 Issuances of common stock                       17.4       5.3
 Principal payments on long-term debt            (2.9)     (1.1)
                                               _________________
Net cash provided by financing activities        14.5       4.2
                                               _________________
Net increase in cash and cash equivalents        17.6      52.6

Cash and cash equivalents at
 beginning of period                             65.0     187.7
                                               _________________
Cash and cash equivalents at end of period    $  82.6   $ 240.3
							     =================

See accompanying notes.


ALZA CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited)
----------------------------------------------------------------

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

Comprehensive Income
--------------------

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

Supplemental Disclosures of Cash Flow Information
-------------------------------------------------

Noncash Investing and Financing       Quarter Ended March 31,
  Activities (In millions)            1998                1997
_________________________________________________________________
Investment in low-income housing
  in exchange for long-term debt    $ 10.1             $   6.6

Acquisition of building in lieu of
  repayment of note receivable        17.5                 -


Recently Issued Accounting Pronouncement
----------------------------------------

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

     The following table sets forth the computation of ALZA's basic and diluted earnings per share (in millions, except per share amounts):
                                      Quarter Ended March 31,
                                      1998                1997
_________________________________________________________________
NUMERATOR:
Basic
  Net income                      $   28.3             $  26.3
=================================================================
Diluted
  Net income                      $   28.3             $  26.3
  Interest on 5 1/4% zero coupon
    convertible subordinated
    debentures, net of tax             3.5                 3.2
_________________________________________________________________
  Adjusted net income             $   31.8             $  29.5
=================================================================
DENOMINATOR:
Basic
  Weighted average shares             85.9                84.8
=================================================================
Diluted
  Weighted average shares             85.9                84.8
  Effect of dilutive securities:
   Employee stock options              1.4                 0.7
   5 1/4% zero coupon convertible
     subordinated debentures          12.3                12.3
_________________________________________________________________
  Weighted average shares and
    assumed conversions               99.6                97.8
=================================================================
Basic earnings per share          $    0.33            $   0.31
=================================================================
Diluted earnings per share        $    0.32            $   0.30
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


3. CRESCENDO PHARMACEUTICALS CORPORATION

    Under the Development Agreement between ALZA and Crescendo Pharmaceuticals Corporation ("Crescendo"), a related party, ALZA recorded product development revenues of $19.9 million for the quarter ended March 31, 1998. As of March 31, 1998, disclosed products in development with Crescendo were OROS-registered trademark- oxybutynin, DUROS-trademark- leuprolide, OROS-registered trademark- methylphenidate, E-TRANS-trademark- LHRH, E-TRANS-trademark- Macroflux-trademark- insulin and E-TRANS-trademark- fentanyl (chronic pain).

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
_________________________________________________________________

     Net sales for the first quarter of 1998 increased 98% compared to the first quarter of 1997, primarily reflecting the significant increase in the sales of ALZA-marketed products, the rights to several of which ALZA acquired in the second half of 1997. The U.S. rights to Mycelex Troche were acquired by ALZA in July 1997, and the U.S. and Canadian rights to Elmiron were acquired in October 1997. Sales of Elmiron were impacted by a buy-in by wholesalers prior to a price increase late in the first quarter of 1998. In addition, sales of Ethyol increased in the first quarter of 1998 compared with the first quarter of 1997 due in part to a buy-in by wholesalers prior to a price increase that became effective at the end of the quarter. Net sales for the first quarter of 1998 include initial sales of Testoderm-registered trademark- TTS (testosterone), which was launched in March 1998. The timing and quantities of orders for ALZA-marketed products may vary from quarter to quarter due to factors such as demand for the products, ordering patterns of wholesalers, and introduction and sales of competing products.

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


RESEARCH AND DEVELOPMENT

Research and Development Revenues
                                         Quarter Ended March 31,
(Dollars in millions)                     1998             1997
__________________________________________________________________
Crescendo Pharmaceuticals Corporation     $ 19.9        $   -
Therapeutic Discovery Corporation (1)        -             23.4
Other clients                                6.4           10.4
__________________________________________________________________
  Total research and development revenues $ 26.3$          33.8
=================================================================
Percentage of total revenues                 20%            32%
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


LIQUIDITY AND CAPITAL RESOURCES
                                    March 31,      December 31,
(In millions)                           1998            1997
_________________________________________________________________
Working capital                      $  285.1       $  253.4
Cash and investments                    545.6          535.8
Total assets                          1,403.4        1,369.2
Long-term debt                          907.8          902.6

                                      Quarter Ended March 31,
(In millions)                           1998            1997
_________________________________________________________________
Net cash provided by
  operating activities               $  18.4        $   38.7
Capital expenditures                    12.6             4.4
_________________________________________________________________

     Cash provided by operating activities for the three months ended March 31, 1998 declined from the prior year primarily due to a $21.5 million payment to Janssen related to a modified development agreement, effective December 31, 1997, for an E-TRANS-trademark- fentanyl product for the treatment of acute pain. ALZA's capital spending for the first quarter of 1998 was $12.6 million for additions to facilities and equipment to support its research, development and manufacturing activities, compared to capital spending of $4.4 million in the same period of 1997. While ALZA believes its current facilities and equipment are sufficient to meet its current operating requirements, ALZA is expanding its facilities and equipment to support its medium-term and long-term requirements. Capital expenditures during the remainder of 1998 are expected to continue to increase over 1997 levels.

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


                                   ALZA CORPORATION



Date: February 11, 1999       By:            /s/ E. Mario
                                           Dr. Ernest Mario
                                          Chairman and Chief
                                          Executive Officer



Date: February 11, 1999       By:        /s/ Bruce C. Cozadd
                                           Bruce C. Cozadd
                                        Senior Vice President and
                                        Chief Financial Officer