Form 10-Q/A
period 1998-06-30
ALZA CORP
filed 1999-02-11
CIK 4310

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


                              INDEX


Part I. Financial Information


Item 1. Financial Statements

     Condensed Consolidated Statement of Income                 3
     Condensed Consolidated Balance Sheet                       4
     Condensed Consolidated Statement of Cash Flows             5
     Notes to Financial Statements                            6-9


Item 2. Management's Discussion and Analysis of
       Financial Condition and Results of Operations        10-17




Signatures                                                     18


PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

                        ALZA CORPORATION
   Condensed Consolidated Statement of Operations (unaudited)
             (In millions, except per share amounts)

                           Quarter Ended        Six Months Ended
                              June 30,              June 30,
                           1998       1997         1998       1997
_________________________________________________________________

Revenues:
 Net sales               $ 58.6     $ 36.4     $113.0     $ 63.9
 Royalties, fees and other 51.1       45.7      101.1       89.9
 Research and development  32.6       36.1       58.9       69.9
_________________________________________________________________
     Total revenues       142.3      118.2      273.0      223.7

Expenses:
 Costs of products
    shipped               33.0        23.1       62.4       42.9
 Research and development 35.0        39.6       69.2       74.6
 Selling, general and
     administrative       18.9       12.6       35.1       24.1
_________________________________________________________________
     Total expenses        86.9       75.3      166.7      141.6

Operating income           55.4       42.9      106.3       82.1

  Interest expense         14.1       13.7       28.2       27.5
  Interest and other
    income                  6.2       13.5       12.7       30.5
_________________________________________________________________
     Net interest and other
     expense (income)       7.9        0.2       15.5       (3.0)
_________________________________________________________________
Income before income
   taxes                   47.5       42.7       90.8       85.1

Provision for income
   taxes                   16.8       16.3       31.8       32.4
_________________________________________________________________


Net income               $ 30.7     $ 26.4     $ 59.0     $ 52.7
=================================================================

Earnings per share
  Basic                  $0.35      $0.31      $ 0.68     $ 0.62
=================================================================
  Diluted                $0.34      $ 0.30     $ 0.66     $ 0.60
=================================================================


See accompanying notes.


                        ALZA Corporation
        Condensed Consolidated Balance Sheet (unaudited)
                          (In millions)
                                       June 30,     December 31,
                                         1998           1997
ASSETS
Current assets:
  Cash and cash equivalents          $   83.9        $     65.0
  Short-term investments                109.4             109.2
  Receivables, net                      125.6             119.2
  Inventories, at cost:
   Raw materials                         15.6              16.5
   Work in process                        6.0               8.5
   Finished goods                         9.9              12.8
_______________________________________________________________
     Total inventories                   31.5              37.8
  Prepaid expenses and other
   current assets                        32.9              26.8
_______________________________________________________________
     Total current assets               383.3             358.0

Property, plant and equipment           442.5             401.8
Less accumulated depreciation
  and amortization                     (105.7)            (91.4)
_______________________________________________________________
  Net property, plant and equipment     336.8             310.4
Deferred product and license
  acquisition costs                     244.3             147.2
Investments in long-term securities     353.1             361.6
Other assets                            195.4             192.0
_______________________________________________________________
     Total assets                    $1,512.9        $  1,369.2
===============================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Payable to  limited partners of
   ALZA TTS Research Partners, Ltd.  $   91.2        $        -
  Accounts payable                       26.2              56.9
  Accrued liabilities                    31.1              45.9
  Other current liabilities               5.0               1.8
_______________________________________________________________
     Total current liabilities          153.5             104.6

5% convertible subordinated debentures  500.0             500.0
5 1/4% zero coupon convertible
  subordinated debentures               411.9             402.6
Other long-term liabilities              65.5              60.8

Stockholders' equity:
  Common stock and additional
   paid-in capital                      414.3             382.4
  Accumulated other comprehensive
   income                               (14.9)             (4.8)
  Retained earnings (deficit)           (17.4)            (76.4)
_______________________________________________________________
     Total stockholders' equity         382.0             301.2
_______________________________________________________________
     Total liabilities and
      stockholders' equity           $1,512.9        $  1,369.2
===============================================================
See accompanying notes.

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


2. ACQUISITION OF LIMITED PARTNERS' INTERESTS IN ALZA TTS RESEARCH
PARTNERS, LTD.

    On June 29, 1998, ALZA Development Corporation, a wholly-owned subsidiary of ALZA, elected to exercise its option to acquire all of the outstanding limited partnership interests in the ALZA TTS Research Partners, Ltd. (the "Partnership"), which was formed in 1982 to develop and commercialize products combining ALZA's proprietary transdermal drug delivery technology with certain generic compounds. The exercise price of $91.2 million will be paid in cash to the limited partners on August 14, 1998, the closing date. ALZA has been paying the Partnership four percent of net sales of Duragesic-registered trademark- (fentanyl) CII and Testoderm-registered trademark- (testosterone), two products developed by ALZA on behalf of the Partnership. As a result of the exercise of the purchase option, ALZA will have all rights to these products, including the right to retain the full royalty from Janssen on sales of Duragesic, the full transfer price and royalties from sales of Testoderm outside the United States and the full sales margin on Testoderm in the United States. The purchase price was recorded in deferred product and license acquisition costs and will be amortized over a period of 10 years beginning July 1, 1998.


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

ALZA CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited)

     The following table sets forth the computation of ALZA's basic and diluted earnings per share (in millions, except per share amounts):
                            Quarter Ended       Six Months Ended
                               June 30,             June 30,
                            1998      1997        1998     1997
_________________________________________________________________

NUMERATOR:
Basic
 Net income                $ 30.7    $ 26.4       $59.0   $ 52.7
_________________________________________________________________
Diluted
 Net income                $ 30.7    $ 26.4       $59.0   $ 52.7
 Adjustments, net of tax:
  Interest on 5 1/4% Deben-
    tures                     3.4       3.1         6.9      6.2
  Interest on 5% Debentures   4.1        -          8.1       -
  Amortization expense        0.2       0.1         0.5      0.2
_________________________________________________________________
 Adjusted net income       $ 38.4    $ 29.6       $74.5   $ 59.1
=================================================================
DENOMINATOR:
Basic
 Weighted average shares     86.4      85.0        86.1     84.9
=================================================================
Diluted
 Weighted average shares     86.4      85.0        86.1     84.9
 Effect of dilutive
 securities:
   Employee stock options     1.8       0.7         1.7      0.7
   5 1/4% Debentures         12.3      12.3        12.3     12.3
   5% Debentures             13.1       -          13.1       -
_________________________________________________________________
 Weighted average shares
  and assumed conversions   113.6      98.0       113.2     97.9
=================================================================
Basic earnings per share   $ 0.35    $ 0.31       $0.68   $ 0.62
=================================================================
Diluted earnings per share $ 0.34    $ 0.30       $0.66   $ 0.60
=================================================================

     Options to purchase approximately 1.5 million shares of common stock were excluded from the diluted earnings per share calculation for the quarter and six months ended June 30, 1998 because the exercise price of the options was greater than the average market price of the common shares during the periods, and therefore the effect of including those options would have been anti-dilutive. ALZA's outstanding 5% convertible subordinated debentures due 2006 were not included in the diluted earnings per share calculation for the quarter and six months ended June 30, 1997, as their inclusion would have been anti-dilutive.

ALZA CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited)


4. CRESCENDO PHARMACEUTICALS CORPORATION

    Under the Development Agreement between ALZA and Crescendo Pharmaceuticals Corporation ("Crescendo"), a related party, ALZA recorded product development revenues of $24.9 million for the quarter ended June 30, 1998 and $44.9 million for the six months ended June 30, 1998. Disclosed products currently in active development with Crescendo are OROS-registered trademark-oxybutynin, DUROS-trademark- leuprolide, OROS-registered trademark- methylphenidate and E-TRANS-trademark- fentanyl (chronic pain). After the end of the second quarter, based upon ALZA's recommendation, Crescendo determined not to continue funding at this time two products previously in early development: E-TRANS-trademark- LHRH and E-TRANS-trademark-Macroflux-trademark- insulin. ALZA intends to continue basic research on the technologies utilized in these products.

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

RESULTS OF OPERATIONS

SUMMARY
                            Quarter Ended       Six Months Ended
(In millions,                  June 30,             June 30,
except per share amounts)   1998      1997        1998     1997
_________________________________________________________________
Revenues                $  142.3   $ 118.2     $ 273.0   $223.7
_________________________________________________________________
Operating Income            55.4      42.9       106.3     82.1
_________________________________________________________________
Net Income                  30.7      26.4        59.0     52.7
_________________________________________________________________
Earnings per Share (diluted)0.34      0.30        0.66     0.60
_________________________________________________________________

     For the quarter ended June 30, 1998, ALZA's net income and operating income increased 16% and 29%, respectively, compared to the same quarter of 1997. For the six months ended June 30, 1998, ALZA's net income and operating income increased 12% and 29%, respectively, compared to the six months ended June 30, 1997. These increases were due primarily to a significant increase in the sales of ALZA-marketed products, reflecting sales of Elmiron-registered trademark- (pentosan polysulfate sodium) and Mycelex-registered trademark- (clotrimazole) Troche, which ALZA began marketing in the second half of 1997, and increased sales of Ethyol-registered trademark- (amifostine). ALZA's gross margin on net sales improved to 44% and 45% for the second quarter and first half of 1998, respectively, compared to 36% and 33% for the second quarter and first half of 1997, respectively, reflecting the increased sales of ALZA-marketed products. Also contributing to higher income for both 1998 periods was a 12% increase in royalties, fees and other revenues, primarily reflecting an increase in Duragesic royalties and licensing fees, and technology fees from Crescendo. These increases were partially offset by a 10% and 16% decline in research and development revenues in the second quarter and first half of 1998, respectively, and substantially lower interest income.

NET SALES AND COSTS OF PRODUCTS SHIPPED

Net Sales
                             Quarter Ended       Six Months Ended
                                June 30,             June 30,
(Dollars in millions)         1998      1997        1998     1997
_________________________________________________________________

ALZA-marketed products
 Mycelex-registered trademark-
  Troche                    $  9.8    $  -         $15.7   $  -
 Ethyol-registered trademark-  5.8       5.2        13.9     8.6
 Elmiron-registered trademark- 3.7       -          10.7      -
 Testoderm-registered trademark-
  line                         2.2       1.6         4.3     2.9
 Other                         6.6       1.7        12.9     3.9
_________________________________________________________________
Total ALZA-marketed products  28.1       8.5        57.5    15.4

Contract manufacturing       30.5      27.9        55.5     48.5
_________________________________________________________________
  Total net sales          $ 58.6    $ 36.4       $113.0  $ 63.9
=================================================================
Percentage of total revenues  41%       31%          41%     29%
ALZA-marketed products as a
  percentage of net sales     48%       23%         51%      24%
_________________________________________________________________

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

                            Quarter Ended       Six Months Ended
                               June 30,             June 30,
                            1998      1997        1998     1997
_________________________________________________________________
Gross margin as a percentage
 of net sales (1)           44%       36%         45%      33%
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


ROYALTIES, FEES AND OTHER REVENUES

                            Quarter Ended       Six Months Ended
                               June 30,             June 30,
(Dollars in millions)       1998      1997        1998     1997
_________________________________________________________________
Royalties, fees and
  other revenues           $ 51.1    $ 45.7       $101.1  $ 89.9
Percentage of total
  revenues                   36%        39%         37%      40%
_________________________________________________________________

     Royalties, fees and other revenues increased 12% for the second quarter and first half of 1998, compared to the corresponding periods of 1997. The second quarter increase was due primarily to increased royalties from Duragesic as a result of ALZA Development Corporation electing to exercise its option to purchase all of the outstanding limited partnership interests in the Partnership, discussed in detail in Note 2 to the Condensed Consolidated Financial Statements. Beginning with the second quarter of 1998, ALZA will retain the full royalty from Janssen on sales of Duragesic. Also in the second quarter of 1998, ALZA recognized an additional $5.9 million in Duragesic royalties due to timing differences between product sales, payments by Janssen of royalties to ALZA and payments by ALZA to the Partnership. Partially offsetting the increase in Duragesic royalties were lower royalties on sales of the Nicoderm products, and on sales of Transderm-Nitro-registered trademark- (nitroglycerin) by Novartis Pharmaceuticals Corporation in the second quarter of 1998. Additionally, fee revenue increased in the second quarter of 1998 compared to the second quarter of 1997, resulting from a technology licensing fee from Alkermes, Inc. for ALZA's RingCap-trademark- and Dose Sipping technologies, and a technology fee of $3.0 million from Crescendo. In the first half of 1998, royalties, fees and other revenues increased due to higher royalties on sales of Duragesic by Janssen and of Glucotrol XL-registered trademark- (glipizide) by Pfizer Inc. ("Pfizer") and higher fee revenue, including a technology fee of $6.0 million from Crescendo. This increase was partially offset by lower royalties on sales of the Nicoderm products, Transderm-Nitro and Procardia XL-registered trademark- (nifedipine).

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

RESEARCH AND DEVELOPMENT

Research and Development Revenues
                            Quarter Ended       Six Months Ended
                               June 30,             June 30,
(Dollars in millions)       1998      1997        1998     1997
_________________________________________________________________
Crescendo Pharmaceuticals
  Corporation              $ 24.9    $  -         $44.8   $  -
Therapeutic Discovery
  Corporation (1)             -        25.9         -       49.3
Other clients                 7.7      10.2        14.1     20.6
_________________________________________________________________
  Total research and
  development revenues     $ 32.6    $ 36.1       $58.9   $ 69.9
=================================================================
Percentage of total revenues  23%       31%          22%     31%
_________________________________________________________________
(1) Purchased by ALZA in the third quarter of 1997.

     Research and development revenues decreased 10% and 16% in the second quarter and first half of 1998, respectively, compared to the same periods in 1997, reflecting a decline in product development activities under agreements with client companies.


Research and Development Expenses

                            Quarter Ended       Six Months Ended
                               June 30,             June 30,
(Dollars in millions)       1998      1997        1998     1997
_________________________________________________________________
Research and development
  expenses                 $ 35.0    $ 39.6       $69.2   $ 74.6
As a percentage of total
  revenues                  25%       34%         25%      33%
_________________________________________________________________

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


SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
                              Quarter Ended       Six Months Ended
                                 June 30,             June 30,
(Dollars in millions)         1998      1997        1998     1997
_________________________________________________________________
Sales and marketing expenses $13.7     $ 6.9      $ 24.5    $12.8
General and administrative
  expenses                     2.5       5.4         5.3     10.8
Amortization of product
  and license acquisition
  payments                     2.7       0.3         5.3      0.5
_________________________________________________________________
  Total selling, general and
   administrative expenses  $ 18.9    $ 12.6       $35.1   $ 24.1
===================================================================
As a percentage of total
  revenues                     13%       11%         13%      11%
_________________________________________________________________

     Selling, general and administrative expenses rose 51% and 46% for the second quarter and first half of 1998, respectively, compared to the same periods of 1997. These increases were the result of ALZA's expanded sales and marketing activities, an increase in the size of the sales force since the second quarter of 1997, and the added amortization of payments for product rights acquired in the second half of 1997, partially offset by a decrease in general and administrative expenses. The decline in general and administrative expenses in the second quarter and first half of 1998 compared with the same periods of 1997 was due to an increase in the cash surrender value of life insurance policies, which reduced expenses, and the allocation of certain computer system expenses from general and administrative expenses to other expense categories. After the end of the second quarter, ALZA announced that it is expanding its sales organization from 100 to approximately 360 salespeople under arrangements with VIVUS, Inc. and Innovex, Inc. As a result of this expansion, sales and marketing expenses are expected to increase significantly in future quarters. In addition, amortization of $91.2 million resulting from the acquisition of partnership interests in the Partnership will begin July 1, 1998 and continue for 10 years.

NET INTEREST
                            Quarter Ended       Six Months Ended
                               June 30,             June 30,
(In millions)               1998      1997        1998     1997
_________________________________________________________________
Interest expense          $ 14.1    $ 13.7      $ 28.2   $ 27.5
Interest and other income   (6.2)    (13.5)      (12.7)   (30.5)
_________________________________________________________________
  Net interest
     expense (income)     $  7.9    $  0.2      $ 15.5   $ (3.0)
=================================================================

     Interest expense increased 3% in both the second quarter and first half of 1998 compared to the same periods of 1997, primarily due to accreted interest on ALZA's outstanding 5 1/4% zero coupon convertible subordinated debentures due 2014.
Interest and other income declined 54% and 58% in the second quarter and first half of 1998, respectively, compared to the same periods in 1997, due to lower cash balances as a result of the purchase of Therapeutic Discovery Corporation, the formation of Crescendo and several product acquisitions, all of which occurred in the second half of 1997. The payment of the purchase price for the limited partnership interests in the partnership of $91.2 million on August 14, 1998 will result in lower interest income in future quarters.

Effective Tax Rate

     For the second quarter and first half of 1998, ALZA's effective combined federal and state income tax rate was 35%, compared to 38% for the second quarter and first half of 1997.
ALZA's annual effective tax rate for 1998 is estimated to be 35%, equal to the rate for 1997.


LIQUIDITY AND CAPITAL RESOURCES
                                     June 30,      December 31,
(In millions)                           1998            1997
_________________________________________________________________
Cash and investments                    546.4          535.8
Total assets                          1,512.9        1,369.2
Long-term debt                          911.9          902.6


                                     Six Months Ended June 30,
(In millions)                           1998            1997
_________________________________________________________________
Net cash provided by
  operating activities               $  43.8        $   44.4
Capital expenditures                    23.2            11.9
_________________________________________________________________

     ALZA's capital spending for the first half of 1998 was $23.2 million for additions to facilities and equipment to support its research, development and manufacturing activities, compared to capital spending of $11.9 million in the same period of 1997. While ALZA believes its current facilities and equipment are sufficient to meet its current operating requirements, ALZA is expanding its facilities and equipment to support its future requirements. ALZA is in the process of constructing buildings under a joint venture agreement entered into in 1997. In addition to a $36.2 million contribution to the joint venture made in 1997, which is being applied to the construction of the buildings, ALZA expects to spend between $60.0 million and $100.0 million on building improvements. The improvements are expected to be completed during the third and fourth quarters of 1999. The joint venture will lease the buildings to ALZA upon completion of construction, which is currently scheduled for 1999. Capital expenditures during the remainder of 1998 are expected to continue to increase over 1997 levels.

    As discussed above, ALZA Development Corporation elected to exercise its option to purchase all of the limited partnership interests in the Partnership on June 29, 1998. As of June 30, 1998, ALZA had accrued $91.2 million in connection with this purchase, which is expected to be paid on August 14, 1998. As a result of this payment, ALZA's cash and investments will decline by approximately 17%.

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