Form 10-Q/A
period 1998-09-30
ALZA CORP
filed 1999-02-11
CIK 4310

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC 20549

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


                              INDEX


Part I. Financial Information


Item 1. Financial Statements

     Condensed Consolidated Statement of Income                 3
     Condensed Consolidated Balance Sheet                       4
     Condensed Consolidated Statement of Cash Flows             5
     Notes to Condensed Consolidated Financial Statements    6-10


Item 2. Management's Discussion and Analysis of
       Financial Condition and Results of Operations        11-20


Signatures                                                     21


PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements
          --------------------

                           ALZA CORPORATION
        Condensed Consolidated Statement of Income (unaudited)
                (In millions, except per share amounts)

                               Quarter Ended   Nine Months Ended
                               September 30,     September 30,
                              1998       1997    1998     1997
                              ____________________________________

Revenues:
  Net sales                   $  59.0 $  36.5   $ 172.0 $ 100.4
  Royalties, fees and other      63.0    41.9     164.1   131.8
  Research and development       32.8    36.1      91.7   106.0

                              ____________________________________
     Total revenues             154.8   114.5     427.8   338.2

Expenses:
  Costs of products shipped      30.1    22.0      92.5    64.9
  Research and development       42.4    41.9     111.6   116.5
  Selling, general and
     administrative              31.2    11.0      66.3    35.1
  Acquisition of in-process
     research and development     -      87.0       -      87.0
  Contribution to Crescendo
     Pharmaceuticals Corporation  -     247.0       -     247.0
  Asset write-down                -      11.5       -      11.5

                              _____________________________________
     Total expenses             103.7   420.4     270.4   562.0

Operating income (loss)          51.1  (305.9)    157.4  (223.8)

  Interest expense               14.1    13.8      42.3    41.3
  Distribution to debenture
     holders                      -       8.0       -       8.0
  Interest and other income      (5.9)  (17.8)    (18.6)  (48.3)
                              _____________________________________
     Net interest and other
       expense                    8.2     4.0      23.7     1.0
                              _____________________________________
Income (loss) before
  income taxes                   42.9  (309.9)    133.7  (224.8)

Provision for income taxes       15.0    16.6      46.8    49.0
                              _____________________________________

Net income (loss)             $  27.9 $(326.5)  $  86.9 $(273.8)
                              =====================================
Earnings (loss) per share
  Basic                       $ 0.32  $ (3.83)  $  1.01 $ (3.22)
                              =====================================
  Diluted                     $ 0.31  $ (3.83)  $  0.97 $ (3.22)
                              =====================================
See accompanying notes.

                           ALZA Corporation
           Condensed Consolidated Balance Sheet (unaudited)
                             (In millions)
                                    September 30,   December 31,
                                         1998           1997
                                   _____________________________
ASSETS
Current assets:
  Cash and cash equivalents          $   77.3        $     65.0
  Short-term investments                 86.6             109.2
  Receivables, net                      144.1             119.2
  Inventories, at cost:
   Raw materials                         12.8              16.5
   Work in process                        6.7               8.5
   Finished goods                        19.7              12.8
                                   _____________________________
     Total inventories                   39.2              37.8
  Prepaid expenses and other
   current assets                        28.6              26.8
                                   _____________________________
     Total current assets               375.8             358.0

Property, plant and equipment           459.0             401.8
Less accumulated depreciation
  and amortization                     (111.7)            (91.4)
                                   _____________________________
  Net property, plant and equipment     347.3             310.4
Deferred product and license
  acquisition costs                     245.5             147.2
Investments in long-term securities     314.1             361.6
Other assets                            197.0             192.0
                                   _____________________________
     Total assets                    $1,479.7        $  1,369.2
                                   =============================
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                   $   25.8        $     56.9
  Accrued liabilities                    49.3              45.9
  Other current liabilities               5.1               1.8
                                   _____________________________
     Total current liabilities           80.2             104.6

5% convertible subordinated debentures  500.0             500.0
5 1/4% zero coupon convertible
  subordinated debentures               417.3             402.6
Other long-term liabilities              66.3              60.8

Stockholders' equity:
  Common stock and additional
   paid-in capital                      421.8             382.4
  Accumulated other comprehensive
   income                               (16.4)             (4.8)
  Retained earnings (deficit)            10.5             (76.4)
                                   ______________________________
     Total stockholders' equity         415.9             301.2
                                   _______________________________
     Total liabilities and
      stockholders' equity           $1,479.7        $  1,369.2
                                   ===============================
See accompanying notes.

                           ALZA CORPORATION
      Condensed Consolidated Statement of Cash Flows (unaudited)
                             (In millions)
                                                Nine Months Ended
                                                   September 30,
                                                  1998       1997
                                                  _______________
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)                              $  86.9 $(273.8)
 Non-cash adjustments to reconcile net income
  to net cash provided by operating activities:
   Depreciation and amortization                   25.3    22.9
   Amortization of product payments                10.4     1.7
   Interest on 5 1/4% zero coupon convertible
     subordinated debentures                       15.9    15.2
  (Increase) decrease in current assets           (20.1)    6.4
  Increase (decrease) in current liabilities      (31.7)   18.3
  Asset write-down                                  -      11.5
  Other                                             2.5    12.3

                                                   ______________
Net cash provided by (used in) operating activities 89.2 (185.5)

CASH FLOWS FROM INVESTING ACTIVITIES:
 Sales and maturities of available-for-sale
  securities                                       243.4  596.5
 Purchases of available-for-sale securities       (192.8)(322.0)
 Purchase of limited partners' interests in
  ALZA TTS Research Partners, Ltd.                 (91.2)   -
 Capital expenditures                              (39.8) (23.6)
 Product acquisition payments                      (13.5  (60.0)
 Purchase of Therapeutic Discovery
  Corporation's deferred tax asset                   -    (23.0)
 Other investing activities                        (17.3) (26.2)
                                                   ______________
Net cash (used in)provided by investing activities(111.2) 141.7

CASH FLOWS FROM FINANCING ACTIVITIES:
 Issuances of common stock                           38.1  16.3
 Issuance of long-term debt                           -     6.5
 Distribution of Crescendo Pharmaceuticals
  Corporation shares to stockholders                  -   (49.1)
 Principal payments on long-term debt                (3.8) (0.9)
                                                   ______________
Net cash provided by (used in) financing activities  34.3 (27.2)
                                                   ______________
Net increase (decrease) in cash and cash equivalents 12.3 (71.0)
Cash and cash equivalents at beginning of period     65.0 187.7
                                                   ______________
Cash and cash equivalents at end of period         $ 77.3 116.7
                                                   ==============
NONCASH INVESTING AND FINANCING ACTIVITIES
Investment in low-income housing
  in exchange for long-term debt                   $ 10.1 $ 6.6
Acquisition of building in lieu of
  repayment of note receivable                       17.5    -
Accrued product and license acquisition costs         4.0    -
Conversion of 5 1/4% Debentures into
  ALZA common stock                                   1.2    -
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


New Accounting Standard

     In June 1997, the Financial Accounting Standards Board issued Stat ement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS
131"). SFAS 131 establishes standards for annual and interim disclosures of operating segments, products and services, geographic areas and major customers. SFAS 131 is effective beginning with the 1998 fiscal year end financial statements, and will be applied retroactively, for


ALZA CORPORATION

Notes to Condensed Consolidated Financial Statements (unaudited)

comparison purposes, to the 1998 quarters in the 1999 quarterly disclosures. ALZA expects to report two operating segments:
Pharmaceuticals, which will include net sales and costs of products shipped for ALZA-marketed products, and internal research and development costs; and Drug Delivery Systems, which includes research, development and manufacturing for client companies, and royalties and fees. The adoption of the new standard will have no impact on ALZA's results of operations or financial condition.

2.   AGREEMENT TO ACQUIRE SEQUUS PHARMACEUTICALS, INC.

     On October 5, 1998, ALZA and SEQUUS Pharmaceuticals, Inc. ("SEQUUS") announced that the companies have entered into a definitive merger agreement under which ALZA will acquire SEQUUS. Under the terms of the agreement, ALZA will acquire all of SEQUUS' outstanding stock in a tax-free, stock-for-stock transaction. SEQUUS stockholders will receive 0.4 shares of ALZA Common Stock for each share of SEQUUS Common Stock. Based upon SEQUUS' currently outstanding shares, ALZA expects to issue approximately 12.7 million shares as a result of the acquisition. ALZA expects to issue up to approximately 2.4 million additional shares based upon outstanding SEQUUS options, warrants and purchase rights. ALZA intends to account for the transaction as a pooling of interests. SEQUUS' commercialized products are Doxil-registered trademark- (doxorubicin HCl liposome injection), an anticancer product, and Amphotec-registered trademark- (amphotericin B cholesteryl sulfate complex for injection), an antifungal product. The transaction, which is subject to regulatory and SEQUUS stockholder approvals, is expected to close in late 1998 or early 1999.

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



ALZA CORPORATION

Notes to Condensed Consolidated Financial Statements (unaudited)
----------------------------------------------------------------
4. PER SHARE INFORMATION

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

     The following table sets forth the computation of ALZA's
basic and diluted earnings per share (in millions, except per share amounts):
                            Quarter Ended     Nine Months Ended
                            September 30,       September 30,
                            1998     1997       1998    1997
_________________________________________________________________
NUMERATOR:
Basic
 Net income (loss)         $ 27.9   $(326.5)    $86.9  $(273.8)
=================================================================
Diluted
 Net income (loss)         $ 27.9   $(326.5)    $86.9  $(273.8)
 Adjustments, net of tax:
  Interest on 5 1/4%
    Debentures                3.5      -         10.3     -
  Interest on 5% Debentures    -       -         12.2     -
  Amortization expense        0.1      -          0.8     -
_________________________________________________________________
 Adjusted net income (loss)$ 31.5   $(326.5)  $ 110.2  $(273.8)
=================================================================
DENOMINATOR:
Basic
 Weighted average shares     86.8      85.2      86.3     85.0
=================================================================
Diluted
 Weighted average shares     86.8      85.2      86.3     85.0
 Effect of dilutive
 securities:
   Employee stock options     1.4      -          1.6     -
   5 1/4% Debentures         12.3      -         12.3     -
   5% Debentures               -       -         13.1     -
___________________________________________________________________
 Weighted average shares
  and assumed conversions   100.5      85.2     113.3     85.0
===================================================================
Basic earnings (loss)
  per share                 $ 0.32    $(3.83)    $1.01   $(3.22)
===================================================================
Diluted earnings (loss)
  per share                 $ 0.31    $(3.83)    $0.97   $(3.22)
===================================================================

ALZA CORPORATION

Notes to Condensed Consolidated Financial Statements (unaudited)
----------------------------------------------------------------

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


5. CRESCENDO PHARMACEUTICALS CORPORATION

    Under the Development Agreement between ALZA and Crescendo Pharmaceuticals Corporation ("Crescendo"), a related party, ALZA recorded product development revenues of $25.2 million and $70.1 million for the quarter and nine months ended September 30, 1998, respectively, compared to $8.1 million for the quarter and nine months ended September 30, 1997, Crescendo's initial period of operations. Disclosed products currently in active development with Crescendo are Ditropan-registered trademark- XL (oxybutynin), DUROS-trademark- leuprolide, OROS-registered trademark- methylphenidate and E-TRANS-trademark- fentanyl (chronic pain). In the third quarter of 1998, based upon ALZA's recommendation, Crescendo determined not to continue its funding of two products previously in early development: E-TRANS-trademark- LHRH and E-TRANS-trademark- Macroflux-trademark-insulin. ALZA intends to continue its research on the technologies utilized in these product development programs.

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

ALZA CORPORATION

Notes to Condensed Consolidated Financial Statements (unaudited)
----------------------------------------------------------------

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


RESULTS OF OPERATIONS

SUMMARY
                            Quarter Ended      Nine Months Ended
(In millions,               September 30,        September 30,
except per share amounts)   1998      1997        1998     1997
_________________________________________________________________
Revenues                  $ 154.8   $ 114.5    $ 427.8  $ 338.2
_________________________________________________________________
Operating Income (loss)      51.1    (305.9)     157.4   (223.8)
_________________________________________________________________
Net Income (loss)            27.9    (326.5)      86.9   (273.8)
_________________________________________________________________
Earnings (loss) per share
 (diluted)                    0.31   (3.83)       0.97   (3.22)
_________________________________________________________________

     For the quarter ended September 30, 1998, ALZA's net income was $27.9 million, or $0.31 per diluted share, compared to a net loss of $326.5 million, or $3.83 per diluted share, for the quarter ended September 30, 1997. For the nine months ended September 30, 1998, ALZA's net income was $86.9 million, or $0.97 per diluted share, compared to a net loss of $273.8 million, or $3.22 per diluted share, for the nine months ended September 30, 1997. The net loss in the third quarter of 1998 included $353.5 million, or $4.14 per diluted share, of charges: in-process research and development charges of $77.0 million relating to the purchase of Therapeutic Discovery Corporation ("TDC") and $10.0 million for a payment to Alkermes, Inc. under an agreement relating to the Cereport-registered trademark- product under development by Alkermes; a $247.0 million charge and $8.0 million interest expense relating to ALZA's distribution of shares of Crescendo; and a write-down of $11.5 million of excess manufacturing equipment and excess and idle assets. Excluding the impact of the above charges, ALZA's net income for the quarter and nine months ended September 30, 1997 was $27.0 million, or $0.31 per diluted share, and $79.8 million, or $0.91 per diluted share, respectively.

     The increase in net income for the quarter and nine months ended September 30, 1998 compared with amounts in 1997 excluding the charges discussed above were due primarily to a significant increase in the sales of ALZA-marketed products, reflecting sales of Elmiron-registered trademark- (pentosan polysulfate sodium), which ALZA began marketing in the fourth quarter of 1997, and Mycelex-registered trademark- (clotrimazole) Troche, which ALZA began marketing in the third quarter of 1997, increased sales of Ethyol-registered trademark- (amifostine), and an increase in contract manufacturing revenues related to Duragesic and Covera-HSTM (verapamil). Also contributing to higher income for the quarter and nine months ended September 30, 1998, as compared to the same periods of 1997, was an increase in royalties, fees and other revenues, primarily reflecting an increase in Duragesic royalties, licensing fees from third parties, and the technology fees from Crescendo. These increases were partially offset by declines in research and development revenues, increases in selling, general and administrative expenses and substantially lower interest income.

NET SALES AND COSTS OF PRODUCTS SHIPPED

Net Sales
                            Quarter Ended      Nine Months Ended
                            September 30,        September 30,
(Dollars in millions)       1998      1997        1998     1997
_________________________________________________________________
ALZA-marketed products
  Ethyol-registered
   trademark-              $  9.5   $  5.7       $23.4   $ 14.3
  Mycelex-registered trademark-
   Troche                     5.9      5.2        21.6      5.2
  Elmiron-registered
   trademark-                 5.5      -          16.1      -
  Testoderm-registered
   trademark- line            2.1      1.5         6.4      4.4
  Other                       5.2      1.7        18.2      5.5
_________________________________________________________________
Total ALZA-marketed products 28.2     14.1        85.7     29.4

Contract manufacturing       30.8     22.4        86.3     71.0
_________________________________________________________________
  Total net sales          $ 59.0   $ 36.5      $172.0   $100.4
=================================================================
Percentage of total revenues  38%      32%         40%      30%
ALZA-marketed products as a
  percentage of net sales     48%      39%         50%      29%

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
_________________________________________________________________

     Royalties, fees and other revenues increased 51% and 25% for the quarter and nine months ended September 30, 1998, compared to the corresponding periods of 1997. The third quarter increase in royalties was primarily due to increased royalties from sales of Duragesic. On June 20, 1998, ADC elected to exercise its option to purchase all of the outstanding limited partnership interests in the Partnership, discussed in Note 3 to the Condensed Consolidated Financial Statements, which resulted in ALZA retaining all royalties paid by Janssen on sales of Duragesic. During the quarter, ALZA and Janssen entered into an agreement under which Janssen will make a series of quarterly payments to ALZA over two years to help defray ALZA's substantial purchase price paid for the limited partnership interests in the Partnership. In exchange, the royalty rate payable by Janssen to ALZA with respect to Duragesic will be reduced by a portion of the rate that ALZA had previously paid to the Partnership. Royalties on sales of NicoDerm CQ and Glucotrol XL-registered trademark- (glipizide) also increased in the third quarter of 1998 compared with the third quarter of 1997. Partially offsetting these increases in royalties were lower royalties on sales of Procardia XL-registered trademark- (nifedipine) by Pfizer, Inc. ("Pfizer"). Fee revenue increased in the third quarter of 1998 compared to the third quarter of 1997, resulting from a milestone payment from Knoll Pharmaceutical Company, an upfront payment from Janssen related to the initiation of a new transdermal fentanyl product development program, and technology fees of $2.7 million from Crescendo. For the nine months ended September 30, 1998, royalties, fees and other revenues increased due to higher royalties on sales of Duragesic by Janssen (including $5.9 million in royalties resulting from timing differences between product sales, payments of royalties to ALZA by Janssen and payments by ALZA to the Partnership), higher royalties on sales of Glucotrol XL by Pfizer and higher fee revenue, including the technology fees of $8.7 million from Crescendo.

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

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

                            Quarter Ended      Nine Months Ended
                            September 30,        September 30,
(Dollars in millions)       1998      1997        1998     1997
_________________________________________________________________
Sales and marketing expenses $22.1   $ 6.3    $ 46.6    $19.1
General and administrative
  expenses                     4.0     3.6       9.3     14.3
Amortization of product
  and license acquisition
  payments                     5.1     1.1      10.4      1.7
_________________________________________________________________
  Total selling, general and
   administrative expenses  $ 31.2  $ 11.0     $66.3   $ 35.1
===================================================================
As a percentage of total
  revenues                     20%     10%       16%      10%
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

NET INTEREST
                            Quarter Ended      Nine Months Ended
                            September 30,        September 30,
(In millions)               1998      1997        1998     1997
________________________________________________________________
Interest expense          $ 14.1    $ 13.8      $ 42.3   $ 41.3
Distribution to debenture
  holders                    -         8.0         -        8.0
Interest and other income   (5.9)    (17.8)      (18.6)   (48.3)
_________________________________________________________________
  Net interest expense    $  8.2    $  4.0      $ 23.7   $  1.0
=================================================================

     Interest expense increased 2% for both the third quarter and nine months ended September 30, 1998, compared to the same periods of 1997, primarily due to accreted interest on ALZA's outstanding 5 1/4% zero coupon convertible subordinated debentures due 2014. Interest and other income declined 67% and 61% in the third quarter and the nine months ended September 30, 1998, respectively, compared to the same periods in 1997, due to lower cash balances as a result of the purchase of TDC, the formation of Crescendo and several product acquisitions, all of which occurred in the second half of 1997, and payment of $91.2 million for the limited partnership interests in the Partnership, which occurred in the third quarter of 1998. The distribution to debenture holders was related to the Crescendo transaction.

Effective Tax Rate

     For the third quarter and the nine months ended September 30, 1998, ALZA's effective combined federal and state income tax rate was 35%. For the nine months ended September 30, 1997, ALZA recorded income tax expense of $49.0 million despite ALZA"s pretax loss, as certain charges recognized in this period were not tax deductible. Excluding such items, ALZA's effective income tax rate for the nine months ended September 30, 1997 was 38%. ALZA's annual effective tax rate for 1998 is expected to be 35%, the same as the rate for 1997.

LIQUIDITY AND CAPITAL RESOURCES
                                  September 30,    December 31,
(In millions)                           1998            1997
________________________________________________________________
Working capital                      $  295.6       $  253.4
Cash and investments                    478.0          535.8
Total assets                          1,479.7        1,369.2
Long-term debt                          917.3          902.6
________________________________________________________________
                                  Nine Months Ended September 30,
(In millions)                           1998            1997
________________________________________________________________
Net cash provided by (used in)
  operating activities               $  89.2        $ (185.5)
Capital expenditures                    39.8            23.6
________________________________________________________________

    ALZA's capital spending for the nine months ended September 30, 1998 was $39.8 million for additions to facilities and equipment to support its research, development and manufacturing activities, compared to capital spending of $23.6 million in the same period of 1997. While ALZA believes its current facilities and equipment are sufficient to meet its current operating requirements, ALZA is expanding its facilities and equipment to support its future requirements. ALZA is in the process of constructing buildings under a joint venture agreement entered into in 1997. In addition to a $36.2 million contribution to the joint venture made in 1997, which is being applied to the construction of the buildings, ALZA expects to spend in excess of $100.0 million on building improvements. Approximately $16.9 million had been spent as of September 30, 1998. The improvements are expected to be completed during the fourth quarter of 1999. The joint venture will lease the buildings to ALZA upon completion of construction, which is currently scheduled for late 1999. Capital expenditures during the fourth quarter of 1998 are expected to be higher than those in the fourth quarter of 1997, primarily due to expenditure related to building improvements, discussed above.

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


AGREEMENT TO ACQUIRE SEQUUS PHARMACEUTICALS, INC.

     On October 5, 1998, ALZA and SEQUUS announced that the companies have entered into a definitive merger agreement. Under the terms of the agreement, ALZA will acquire all of SEQUUS' outstanding stock in a tax-free, stock-for-stock transaction. SEQUUS stockholders will receive 0.4 shares of ALZA Common Stock for each share of SEQUUS Common Stock. Based upon SEQUUS' currently outstanding shares, options and warrants, ALZA expects to issue approximately 12.7 million shares as a result of the acquisition. ALZA expects to issue up to approximately 2.4 million additional shares based upon outstanding SEQUUS options, warrants and purchase rights. ALZA intends to account for the transaction as a pooling of interests. SEQUUS' commercialized products are Doxil-registered trademark- (doxorubicin HCl liposome injection), an anticancer product, and Amphotec-registered trademark- (amphotericin B cholesteryl sulfate complex for injection), an antifungal product. The transaction, which is subject to regulatory and SEQUUS stockholder approvals, is expected to close in late 1998 or early 1999.


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


                                   ALZA CORPORATION



Date: February 11, 1999       By:           /s/E.Mario
                                           Dr. Ernest Mario
                                          Chairman and Chief
                                          Executive Officer



Date: February 11, 1999       By:           /s/Bruce C. Cozadd
                                       Senior Vice President and
                                        Chief Financial Officer