Form 10-K405
period 1998-12-31
ALZA CORP
filed 1999-03-29
CIK 4310

SECURITIES AND EXCHANGE COMMISSION

                       Washington, D.C. 20549

                             FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED
    DECEMBER 31, 1998

                   Commission File Number 1-6247

                          ALZA CORPORATION
           (Exact name of registrant as specified in its charter)

               Delaware                              77-0142070

 (State or other jurisdiction of          (I.R.S.Employer Identification
  incorporation of organization)           No.)


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

Common Stock                                   New York Stock Exchange

5 1/4% Liquid Yield Option-trademark-          New York Stock Exchange
  Notes due 2014 (Zero Coupon-Subordinated)

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

     State the aggregate market value of the voting stock held by non-affiliates of the registrant, as of March 19, 1999:$4,992,560,924.

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of March 19, 1999:

     Title of Class                     Number of Shares
     Common Stock                       100,701,006

               DOCUMENTS INCORPORATED BY REFERENCE

     Part III, Items 10, 11, 12 and 13 are incorporated by reference to the definitive proxy statement for the registrant's
Annual Meeting of Stockholders to be held on May 6, 1999.

            ALZA CORPORATION FORM 10-K ANNUAL REPORT
           FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                           TABLE OF CONTENTS
                                                             Page

Part I.

Item 1. BUSINESS                                              3

Item 2. PROPERTIES                                           32

Item 3. LEGAL PROCEEDINGS                                    33

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS  34

        EXECUTIVE OFFICERS OF THE REGISTRANT                 34

Part II.


Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND
        RELATED STOCKHOLDER MATTERS                          36

Item 6. SELECTED CONSOLIDATED FINANCIAL DATA                 37

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS        38

Item 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES
     	  ABOUT MARKET RISK                                    63

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA          65

Item 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE                  97

Part III.

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE
         REGISTRANT                                          97

Item 11. EXECUTIVE COMPENSATION                              97
Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
         AND MANAGEMENT                                      97

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS      97

Part IV.

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
         AND REPORTS ON FORM 8-K         	                   98

         SIGNATURES                                          101

         EXHIBIT INDEX                                       103

                             PART I

Item 1.   BUSINESS

Introduction

	ALZA Corporation ("ALZA") is a research-based pharmaceutical company with leading drug delivery technologies. ALZA applies its technologies to develop pharmaceutical products with enhanced therapeutic value for its own portfolio and for many of the world's leading pharmaceutical companies. ALZA is currently focusing its sales and marketing efforts in urology and oncology. ALZA was incorporated under the laws of the State of California on June 11, 1968, and changed its legal domicile from California to Delaware in 1987. ALZA's mailing address is 950 Page Mill
Road, P.O. Box 10950, Palo Alto, California, 94303-0802.

     Before the 1990s, ALZA's business consisted almost exclusively of product development activities undertaken pursuant to joint development and commercialization agreements with large pharmaceutical companies. Among the ALZA-developed products commercialized to date by client companies under these arrangements are Procardia XL-registered trademark-/Adalat CR-registered trademark- (nifedipine) for the treatment of angina and hypertension, Transderm-Nitro-registered trademark- (nitroglycerin transdermal system) for the prevention and treatment of angina, NicoDerm-registered trademark- CQ-trademark- (nicotine transdermal system) for use as an aid in smoking cessation, and Glucotrol XL-registered trademark- (glipizide) for the treatment of Type II diabetes.

     Beginning in the early 1990s, ALZA embarked on a new strategy to become a fully-integrated commercial pharmaceutical company. While ALZA has continued its traditional product development arrangements with client companies, and currently has products in development with a number of major pharmaceutical companies, ALZA has expanded its commerciali-zation capabilities and activities, with significant expansion in 1997 and 1998. ALZA Pharmaceuticals now markets and promotes 15 urology and oncology products. At December 31, 1998, ALZA Pharmaceuticals had a specialty United States oncology sales organization of approximately 75 sales professionals, and a sales organization of over 300 United States sales professionals (plus 12 in Canada) promoting its urology products to urologists and other specialists, as well as primary care physicians. In addition, ALZA's Ditropan-registered trademarkXL (oxybutynin chloride) product, launched in the United States on February 1, 1999, is co-promoted to general practitioners by a group of approximately 350 sales professionals from UCB Pharma, Inc. ("UCB Pharma").

     ALZA's business falls into two operating segments:

             ALZA Pharmaceuticals: In this segment ALZA develops and commercializes products intended for marketing in North America by ALZA Pharmaceuticals' direct sales forces, and commercializes these products elsewhere, at the present time, through distributors; and

             ALZA Technologies: In this segment, ALZA develops and manufactures products incorporating ALZA's drug delivery technologies for marketing by client companies, as well as by ALZA Pharmaceuticals.

    In March 1999, ALZA acquired SEQUUS Pharmaceuticals, Inc. ("SEQUUS") in a merger that will be accounted for by ALZA as a pooling of interests. The results and other information included in this Form 10-K Annual Report do not include any SEQUUS results, as the merger was not consummated until March 16, 1999.

Notice Concerning Forward-Looking Statements

     Some of the statements made in this Form 10-K Annual Report are forward-looking in nature, including but not limited to ALZA's sales and marketing plans and expansion, product development activities and plans, statements about the effects of the merger with SEQUUS and other statements that are not historical facts. Forward-looking statements include, but are not limited to, statements that are not historical facts, and statements including forms of the words "intend", "believe", "will", "may", "could", "expect", "anticipate", "possible", and similar terms. The occurrence of the events described, and the achievement of the intended results, are subject to the future occurrence of many events, some or all of which are not predictable or within ALZA's control; therefore, actual results may differ materially from those anticipated in any forward-looking statements. Many risks and uncertainties are inherent in the pharmaceutical industry; others are more specific to ALZA's business. Many of the significant risks related to ALZA's business are described in this Form 10-K Annual Report, including risks associated with introducing and commercializing new pharmaceutical products, the risks inherent in technology and product development, risks relating to clinical development, regulatory clearance to market products and medical acceptance of products, changes in the health care marketplace, competition, patent and intellectual property matters, regulatory risks and manufacturing issues.

ALZA Pharmaceuticals

     In 1994, ALZA formed its ALZA Pharmaceuticals sales and marketing division, which had grown to a sales force of almost 400 professionals by the end of 1998. At the end of 1998, ALZA Pharmaceuticals was marketing 11 pharmaceutical products and was copromoting four additional products marketed by third parties. The United States sales organization now includes two specialty sales forces: an oncology sales force and a urology products sales force. At the end of 1998, the urology sales and marketing organization was marketing and promoting the Testoderm-registered trademark- TTS (Testosterone Transdermal System) CIII line of products, Elmiron-registered trademark- (pentosan polysulfate sodium), immediate release Ditropan-registered trademark (oxybutynin chloride), PolyCitra-registered trademark- (potassium citrate monohydrate), BiCitra-registered trademark- (sodium citrate dihydrate and citric acid monohydrate), Neutra-Phos-registered trademark- (potassium and sodium phosphates) and Urispas-registered trademark- (flavoxate HCl), and was preparing for the launch of Ditropan XL. The oncology sales organization was marketing and promoting Ethyol-registered trademark- (amifostine) and Mycelex-registered trademark- (clotrimzaole)

Troche, and was co-promoting Duragesic-registered trademark- (fentanyl transdermal system) CII, Hexalen-registered trademark- (altretamine) and NeuTrexin-registered trademark- (trimetrexate glucuronate), and was preparing to market and promote Doxil-registered trademark- (doxorubicin HCl liposome injection) and Amphotec-registered trademark(amphotericin B cholesteryl sulfate complex for injection) upon completion of ALZA's acquisition of SEQUUS. (See "Acquisition of SEQUUS Pharmaceuticals, Inc." below.)

     In 1997, ALZA expanded its sales and marketing activities into Canada when ALZA acquired the United States and Canadian rights to Elmiron, PolyCitra, BiCitra and Neutra-Phos. ALZA International, Inc. ("ALZA International") has approximately 20 employees located in Canada, marketing Elmiron, PolyCitra, Ditropan, MacroBIDregistered trademark- (nitrofurantoin monohydrate-nitrofurantoin macrocrystals) and Macrodantin-registered trademark(nitrofurantoin macrocrystals). ALZA International is doing business in Canada as ALZA Canada.

     Urology Products Marketed by ALZA Pharmaceuticals

     At the end of 1998, ALZA was marketing 11 urology products. ALZA's sales organization of over 300 professionals calls on urologists and other specialists. In July 1998, ALZA hired approximately 75 sales representatives who had been employed by VIVUS, Inc. Under an agreement with Innovex, Inc. ("Innovex"), approximately 150 additional sales professionals are promoting Ditropan XL, the Testoderm TTS line of products and Mycelex Troche to primary care physicians. Under an agreement with UCB Pharma, approximately 350 UCB Pharma sales professionals are promoting ALZA's recently launched Ditropan XL product to primary care physicians.

       	Ditropan XL - On February 1, 1999, ALZA Pharmaceuticals launched Ditropan XL, a once-daily treatment for overactive bladder with symptoms of urge urinary incontinence, urgency and frequency developed by ALZA with Crescendo Pharmaceuticals
Corporation ("Crescendo"). Ditropan XL is the first and only once-daily treatment foroveractive bladder approved in the United States. In October 1997, ALZA acquired the exclusive United States rights to the immediate release oral Ditropan product from Hoechst Marion
Roussel, Inc. ("HMRI"). In 1998, ALZA acquired the rights to the product in Canada from HMRI and Procter & Gamble Pharmaceuticals,
Inc ("P&G"). This product is indicated for the treatment of urge urinary incontinence. As part of these transactions, ALZA also acquired the right to use the Ditropan-registered trademark-trademark in the United States and Canada with other products, including Ditropan XL. In late 1998, ALZA entered into an agreement with Synthelabo under which Synthelabo will market the Ditropan XL product in Europe, after regulatory approval.

          Elmiron - In October 1997, ALZA acquired the exclusive rights in the United States and Canada to this product, indicated for the treatment of the pain and discomfort of interstitial cystitis, from IVAX Corporation and its subsidiary, Baker Norton Pharmaceuticals, Inc. (together, "IVAX"). In connection with that transaction, ALZA hired as ALZA employees most of the IVAX personnel involved in promoting the product in the United States and Canada.

          Testoderm TTS Line of Products - ALZA has developed three once-daily transdermal systems for testosterone replacement therapy in males for conditions associated with a deficiency or absence of endogenous testosterone, referred to as the Testoderm TTS line of products. Testoderm was introduced in the United States in 1994; and Testoderm with Adhesive was launched in the United States in 1996. Both products are worn on the scrotum. In March 1998, ALZA launched Testoderm TTS, which can be worn on the arm, back or upper buttocks.

          PolyCitra, BiCitra and Neutra-Phos - The exclusive rights to these products in the United States and Canada were acquired from IVAX in the same transaction in which the rights to Elmiron were acquired. PolyCitra and BiCitra are used in the treatment of kidney stones, and Neutra-Phos, sold over-the-counter, is a nutritional supplement used to treat phosphorous deficiency. All three products are marketed in the United States; PolyCitra is also marketed in Canada.

          Urispas - In November 1998, ALZA acquired the United States rights to Urispas from SmithKline Beecham Pharmaceuticals ("SB"). Urispas is a smooth muscle relaxant that counteracts muscle spasms of the urinary tract. The product is used to relieve symptoms associated with urinary incontinence and painful urination.

          MacroBID and Macrodantin - In October 1998, ALZA licensed the marketing rights to the MacroBID and Macrodantin products in Canada from P&G. The products are antibacterial agents indicated for the treatment of acute uncomplicated urinary tract infections.

     The Ditropan XL product and the Testoderm TTS line of products are manufactured by ALZA Technologies for ALZA
Pharmaceuticals. The other products described above are manufactured by the third parties from which the rights were acquired or by other third party manufacturers. (See "ALZA Technologies - Manufacturing" below.)

     Oncology Products Marketed by ALZA Pharmaceuticals

     At the end of 1998, ALZA Pharmaceuticals was marketing Ethyol and Mycelex Troche, and was co-promoting Duragesic, Hexalen and NeuTrexin. For its co-promotion activities, ALZA generally receives co-promotion fees, either pursuant to a specified formula or as a percentage of sales (or incremental sales) of the product. At December 31, 1998, ALZA Pharmaceuticals' oncology sales organization consisted of approximately 75 professionals.

          Ethyol - In April 1996, ALZA Pharmaceuticals began marketing Ethyol in the United States. Ethyol is a unique cytoprotective agent developed by U.S. Bioscience, Inc. ("USB"), indicated for the reduction of cumulative renal toxicity associated with repeated administration of the chemotherapeutic drug cisplatin in patients with advanced ovarian or non-small cell lung cancer.In late 1998, USB submitted a supplemental New Drug Application ("sNDA") to the United States Food and Drug

Administration ("FDA"), requesting approval to market the product for use to reduce the incidence and severity of radiation-induced xerostomia. USB copromotes the product with ALZA. ALZA has the right to market the product until mid-2001, with an option to extend its rights for an additional year, and will receive residual payments from USB for a specified period after the end of ALZA's marketing term.

          Mycelex Troche - ALZA acquired the exclusive United States rights to this product from Bayer Corporation ("Bayer") in July 1997. Mycelex Troche is an antifungal agent for the localized treatment of oral thrush. Prior to ALZA's acquiring the rights to the product, ALZA Pharmaceuticals promoted the product for Bayer.

   At December 31, 1998, ALZA Pharmaceuticals was co-promoting the following oncology products:

          Duragesic - a 72-hour system for management of chronic pain in patients who require continuous opioid analgesia for pain that cannot be controlled by lesser means, marketed by Janssen Pharmaceutica, Inc. (together with its affiliates, "Janssen"). ALZA Pharmaceuticals has co-promoted the product in the United States since 1994.

          NeuTrexin - a product developed and marketed by USB as an alternate treatment for moderate to severe pneumocystis carinii pneumonia. ALZA Pharmaceuticals has co-promoted the product in the United States since 1996, and will continue co-promoting the product until mid-1999.

          Hexalen - a product developed and marketed by USB for the palliative treatment of patients with persistent or recurrent ovarian cancer following first-line therapy with a cisplatin and/or alkylating agent-based combination. ALZA Pharmaceuticals has co-promoted the product in the United States since 1996, and will continue co-promoting the product until mid-1999.

     With the acquisition of SEQUUS in March 1999, ALZA added approximately 30 professionals to its oncology sales force, and began marketing the following SEQUUS products:

          Doxil - a liposome formulation of doxorubicin, marketed by SEQUUS (and now ALZA) in the United States since December 1995 for the treatment of AIDS-related Kaposi's sarcoma in patients with disease that has progressed on prior combination chemotherapy or in patients who are intolerant to such therapy. Affiliates of Schering-Plough Corporation distribute the product outside the United States under the trade name Caelyx-trademark-. Caelyx is available in 18 countries, including the United Kingdom, Germany, Sweden, Austria, Denmark, Finland and the Netherlands.

          Amphotec - a lipid-based formulation of amphotericin B, marketed by SEQUUS (and now ALZA) in the United States since December 1996 for the treatment of invasive aspergillosis in patients where renal impairment or unacceptable toxicity precludes the use of amphotericin B deoxycholate in effective doses, and in patients with invasive aspergillosis where prior amphotericin B deoxycholate therapy has failed. The product is marketed as Amphocil-trademark- in approximately 20 countries outside the United States by several marketing partners.

     Duragesic is manufactured by ALZA Technologies. The other products described above are manufactured by the third parties from which the marketing rights were acquired or, in some cases, other third parties. (See "ALZA Technologies - Manufacturing below.)

     Other Products

     In addition to the products described above, ALZA Pharmaceuticals markets ALZET-registered trademark- osmotic pumps for laboratory research and the Progestasert-registered trademark (progesterone) intrauterine contraceptive system developed by ALZA, and co-promotes the ENACT AirWatch-trademark- system.
ALZET miniosmotic pumps are implantable, capsule-shaped units that can deliver solutions containing a wide range of agents in laboratory animals at controlled rates for up to four weeks. Progestasert provides contraception for one year by releasing the natural hormone progesterone. The ENACT AirWatch system is a product developed by ENACT Health Management Systems for daily monitoring of asthma. During 1998, ALZA sold the marketing rights to its Ocusert (pilocarpine) systems for the treatment of glaucoma.

     Product Marketing Risks

     Many of the products described above have been introduced by ALZA Pharmaceuticals during the last few years. Several, such as Ethyol and Elmiron, are relatively new therapies that had no established market at the time of their introduction. Others, such as the Testoderm TTS product line, are used for the treatment of conditions that may be underdiagnosed. Ditropan XL and Doxil incorporate drug delivery technology with proven drug compounds in products that ALZA believes provide improvements in therapy, but market acceptance will be critical to the commercial success of these products as compared with the original formulations. There can be no assurance that ALZA
Pharmaceuticals will be successful in its marketing and sales efforts for these and other products. There are numerous risks associated with the marketing and sales of pharmaceutical products, including the following:

          Commercial Potential - In order to provide added value and gain medical and commercial acceptance, a product generally must show some performance improvement or other benefit over products incorporating the same or similar drug compounds or other products indicated for the same illness or condition. In some cases, these benefits may be difficult to establish.

          Competition from Other Products - Many companies have a commercial presence in urology and/or oncology, areas in which ALZA Pharmaceuticals is currently focusing its sales and marketing efforts, including companies that focus exclusively on oncology. Many competitors have far larger sales forces, and significantly greater resources and experience in marketing pharmaceutical products, than ALZA

Pharmaceuticals. In addition,other companies are marketing products that compete directly with the products marketed by ALZA Pharmaceuticals, and may introduce products that offer competitive advantages when compared to products marketed by ALZA Pharmaceuticals.

          Availability of Products for In-Licensing and/or Acquisition - While ALZA has successfully acquired and in-licensed several products during the past few years, there can be no assurance of continued success in such activities. Other companies are attempting to acquire and in-license products, particularly in the oncology field, and ALZA may not be able to acquire or inlicense additional products on favorable terms.

          Pricing and Reimbursement - As pressures for cost containment increase, particularly in the United States and Canada, there can be no assurance that the prices ALZA Pharmaceuticals can charge for the products it markets will be as favorable as historical pharmaceutical product prices. Reimbursement by payers such as government and managed care organizations has become increasingly important, as has the listing of new products on large formularies, such as those of managed care organizations, pharmaceutical benefit providers and group buying organizations. There can be no assurance that innovative new products such as Ethyol and Elmiron, or drug delivery products such as Testoderm TTS and Ditropan XL, will achieve reimbursement and formulary acceptance that will result in an appropriate return on ALZA's research and development efforts or investment in the acquisition of products. Failure of one or more products to be included on formulary lists, or to be reimbursed by managed care organizations, could have a negative impact on the profitability of ALZA Pharmaceuticals. In addition, in 1999 there has been publicity concerning potential legislative proposals that could mandate large discounts on the prices that pharmaceutical companies can charge for pharmaceutical products for Medicare participants. It is impossible to predict whether any of these early proposals will become laws or regulations, and what impact their adoption would have on sales by ALZA Pharmaceuticals.

          Physician and Patient Acceptance of Products
Significant efforts will be required to educate physicians and other health care practitioners, as well as patients, concerning some of ALZA Pharmaceuticals' current products, in order that the full potential of the products can be realized. For example, Ethyol is the first chemoprotective therapy to be cleared for marketing in the United States. Elmiron, the only oral therapy approved by the FDA for the pain and discomfort associated with interstitial cystitis, is used in the treatment of a disease that is often undiagnosed or misdiagnosed. The Testoderm TTS line of products is used to treat testosterone deficiency in men, a condition that is believed to be largely undiagnosed.

          Dependence on Third Party Manufacturers - The products inlicensed and acquired by ALZA to date from third parties are manufactured by third parties or others. ALZA Pharmaceuticals is therefore dependent upon the manufacturing capabilities and capacity of the third parties for supply of those products to sell in the marketplace. A significant interruption in supply ofany of these products could impair ALZA's ability to market the product successfully.

	Dependence on Third Parties to Assist in Promoting the Products - ALZA Pharmaceuticals' sales force is relatively small compared to the sales forces of many of its competitors. ALZA Pharmaceuticals is increasing its urology sales presence through the use of a contract sales organization from Innovex, and through a co-promotion arrangement with UCB Pharma for Ditropan XL. The sales representatives from these two companies are not entirely under ALZA Pharmaceuticals' control, and the UCB Pharma representatives also promote other products in addition to Ditropan XL.

          High Costs of Promotional Activities - With the launch of Ditropan XL, ALZA Pharmaceuticals is substantially increasing its marketing and promotional activities and therefore the related costs including, in particular, the costs of direct-to-consumer advertising, which ALZA Pharmaceuticals has not used in the past. There can be no assurance that the increased activities and costs will result in significantly increased sales of products by ALZA Pharmaceuticals.

          Need for Expansion into International Markets - ALZA Pharmaceuticals' direct sales and marketing efforts are currently limited to the United States and Canada, which together comprise approximately one-third of the total world market for pharmaceutical products. For products that ALZA Pharmaceuticals has rights to outside the United States and Canada, ALZA Pharmaceuticals will need to expand its direct marketing and promotion activities or enter into arrangements with distributors or marketing partners. There can be no assurance that ALZA Pharmaceuticals will be able to expand successfully or that acceptable distribution or marketing partners can be obtained, or that ALZA Pharmaceuticals' return from its international marketing activities will contribute significantly to ALZA's profits. In 1998, ALZA entered into an agreement with Synthelabo to commercialize Ditropan XL in Europe. Before the product can be commercialized by Synthelabo, appropriate regulatory and pricing approvals must be obtained. Such approvals will also be required for other products to be commercialized by ALZA Pharmaceuticals outside the United States.

     Disclosed Products in Development for Marketing by ALZA
     Pharmaceuticals

     ALZA has several products in development with Crescendo. (See "Crescendo Pharmaceuticals Corporation" below.) ALZA has an option to license all such products, on a product-by-product basis. ALZA also has arrangements with other third parties with respect to other products in development that ALZA Pharmaceuticals may market or co-promote in the future. Because of the potential marketing by ALZA Pharmaceuticals, these products are treated as part of the ALZA Pharmaceuticals segment, and the research and development expenses related to Crescendo products, and corresponding research and development revenues from Crescendo, are included in the ALZA Pharmaceuticals segment. Disclosed products in development for potential marketing by ALZA Pharmaceuticals include:

          DUROS-trademark- leuprolide - The DUROS leuprolide product, under development with Crescendo, is a small osmotically driven implantable system designed to deliver leuprolide continuously for up to 12 months to provide palliative treatment of advanced prostate cancer. Phase III clinical trials of the product have been completed, and a New Drug Application ("NDA") is expected to be submitted to the FDA by mid-1999.

          OROS-registered trademark- methylphenidate - The OROS methylphenidate product is designed as a once-daily treatment for attention deficit disorder/ attention deficit hyperactivity disorder. The product is in development with Crescendo, and pivotal Phase III clinical trials are ongoing. An NDA submission is planned for 1999.

          E-TRANS-registered trademark- (electrotransport) fentanyl system (chronic and breakthrough pain) - ALZA and Crescendo are developing an E-TRANS fentanyl product for the treatment of chronic pain and incidences of breakthrough pain. Under an agreement between ALZA and Janssen, Janssen will have an option, until a specified time, to take over funding the continued development of the product and to commercialize the product worldwide. If Janssen exercises its option, ALZA will receive a share of the United States operating profits from the product and royalties from sales of the product outside the United States; ALZA Pharmaceuticals will have the right to co-promote the product in the United States. If Janssen does not exercise its option, ALZA may continue the development of the product with Crescendo, on its own or with another third party. The product is in early development. ALZA Pharmaceuticals also will have the right to co-promote the E-TRANS fentanyl product for acute pain under development by ALZA Technologies with Janssen (see "ALZA Technologies" below).

          RMP-7/Cereport-trademark- (bradykinin-based receptor mediated permeabilizer) - In September 1997, ALZA entered into a clinical development and option agreement with Alkermes, Inc. ("Alkermes") relating to Cereport (previously called RMP-7), a compound intended to facilitate the delivery of chemotherapeutic agents to the brain. Under the agreement, Alkermes is conducting additional clinical activities related to Cereport, and ALZA has the option to acquire exclusive worldwide commercialization rights to the product.

ALZA Technologies

     The ALZA Technologies segment of ALZA's business encompasses research and product development, clinical testing and regulatory activities for products incorporating ALZA's proprietary drug delivery technologies and/or technologies licensed from third parties. The ALZA Technologies segment also includes the manufacturing by ALZA of products incorporating those technologies that are marketed by ALZA Pharmaceuticals and other clients.

    ALZA was the pioneer, and is a recognized leader, in the development of innovative drug delivery technologies. ALZA's therapeutic systems are designed to provide controlled, predetermined rates of drug administration. By administering drugs in preset patterns and by alternative routes, ALZA's advanced dosage forms, called therapeutic systems, can add to the medical and economic value of drug therapies by minimizing their unpleasant or harmful side effects, optimizing their beneficial actions, simplifying drug therapy, increasing patient compliance, and in some cases improving the patient's quality of life, by decreasing the frequency with which medication must be administered. ALZA's OROS and D-TRANS-registered trademark- drug delivery systems have been incorporated into more than two dozen products currently marketed in many countries of the world. ALZA Technologies develops products (such as Procardia XL and Duragesic) incorporating ALZA's proprietary technologies for marketing by client companies, and products (such as Ditropan XL and the Testoderm TTS line of products) for marketing by ALZA Pharmaceuticals.

     Technologies Developed by ALZA Technologies

          OROS (Oral Tablet) Systems. ALZA Technologies has developed several therapeutic systems for oral administration. ALZA's OROS systems include the push-pull, push-stick and elementary osmotic pump systems. OROS products resemble conventional tablets or capsules in appearance, but use an osmotic mechanism to provide pre-programmed, controlled drug delivery to the gastrointestinal tract. An OROS product comprises a polymer membrane with one or more laser-drilled holes surrounding a core containing the drug or drugs, with or without osmotic or other agents. Water from the gastrointestinal tract diffuses through the membrane at a controlled rate into the drug core, causing the drug to be released in solution or suspension at a predetermined controlled rate out of the laser-drilled hole(s). OROS systems are well suited for delivering drug compounds throughout the gastrointestinal tract in programmed delivery for local treatment or systemic absorption.
  ALZA is also developing a liquid OROS system designed for the delivery of highly insoluble drugs or polypeptides. A delivery orifice in the outer layers of a coated capsule allows controlled release of drug, while an internal osmotic layer pushes against the drug compartment, forcing the liquid drug formulation from the system.

          D-TRANS (Passive Transdermal) Systems. ALZA's D-TRANS transdermal therapeutic systems provide for the controlled delivery of drugs directly into the bloodstream through intact skin. Transdermal systems are well suited for the delivery of potent drugs that are poorly absorbed and/or extensively metabolized when administered orally. ALZA's D-TRANS products are thin, multilayer systems, in the form of small adhesive patches, that combine a drug reservoir with a polymer membrane or other mechanism to control drug release to the surface of intact skin, and then through the skin into the bloodstream.

           E-TRANS (Electrotransport) Systems. ALZA's electrotransport (E-TRANS) systems are designed to deliver drugs across intact skin through the use of an electrical potential gradient. E-TRANS systems are small, easy-to-apply devices consisting of an adhesive, a drug reservoir, electrodes and a power source/controller. The systems are designed to deliver potent therapeutic agents through the skin.

          Macroflux-trademark- Systems. ALZA is conducting research on a skin interface technology designed to increase drug transport across the skin and enable delivery of larger molecular weight compounds, including proteins and peptides. This new technology, which uses an array of micro-projections to painlessly open channels for drug transport in the outermost layer of the skin, may be used to enhance ALZA's existing
D-TRANS and E-TRANS technologies.

          DUROS Systems. ALZA's DUROS human implant technology is designed to enable the delivery of therapeutic agents, including potent small molecules, peptides or proteins, for periods of one month or longer. DUROS systems use an osmotic engine approach, similar to that used in OROS systems. Products incorporating DUROS implant technology have the potential to deliver drugs to subcutaneous sites for systemic therapy or to specific tissues. A single miniature implant may provide therapy for up to one year.

          Depot Injection Systems. ALZA's depot injection technology, in preclinical development, is designed as a platform to deliver therapeutic agents over an extended period of up to one month. The bioerodible depot gel has been demonstrated, when injected into the subcutaneous tissue of animals, to deliver therapeutic agents with little or no drug burst upon injection.

     ALZA manages the ALZA Technologies portfolio of technologies in a variety of ways. ALZA enters into joint product development agreements with client companies to develop specific products for marketing by the client; ALZA Technologies develops products for marketing by ALZA Pharmaceuticals; ALZA in-licenses and acquires technologies for product development; and on occasion, ALZA licenses technologies to third parties for further development or for the development of particular products. As of March, 1998 ALZA licensed two of its oral technologies, the RingCap-trademark-and dose sipping technologies, to Alkermes. ALZA received upfront fees and will receive payments from Alkermes based on sales of products incorporating these technologies. In the second quarter of 1998, ALZA licensed the use of its DUROS technology to Durect Therapeutics Corporation ("Durect") for the development of DUROS products using ALZA's DUROS technology in five specified therapeutic applications. Durect has an agreement with ALZA under which ALZA Technologies performs research and development of such products for Durect.

     Technology Development Risks

          Technical Issues - The development of ALZA's drug delivery systems requires many years of research and development activity. ALZA's therapeutic systems can be quite complex, with many different components. There can be no assurance that any particular system will perform in the same manner when used with different therapeutic agents.

          Special Materials - Often special materials must be fabricated for the first time for use in ALZA drug delivery systems, or materials may be used in the systems in a manner different from their customary commercial uses. The quality of materials can be critical to the performance of a drug delivery system, so a reliable source of a consistent supply of materials can be critical. Materials needed by ALZA Technologies may be difficult to obtain on commercially reasonable terms, particularly when relatively small quantities are required, or if the materials traditionally have not been used in pharmaceutical products. In addition, companies supplying materials for thechemical, computer and semiconductor industries, for example, may be unwilling to supply materials to ALZA for use in pharmaceutical products due to product liability concerns, even in light of the recent enactment of laws limiting or precluding the liability of the suppliers for injury resulting from ALZA's Product.

          Manufacturing Processes - For each drug delivery system, manufacturing processes must be developed. Often novel manufacturing processes are required for both ALZA and its vendors. There is substantial risk and cost related to the development of these processes.

          Costs of Technology Development - The development of ALZA's drug delivery systems can cost tens of millions of dollars. Significant amounts must be invested in technology development before the development of a specific product commences. Many years will be required to take a technology from the earliest stages of development to its incorporation in a product that is sold commercially.

          Competition - While ALZA was the first company to have products incorporating its drug delivery technology commercialized, other companies have developed their own drug delivery technologies. Some of the competitors are small companies specializing in drug delivery. Many large pharmaceutical companies also have programs to develop drug delivery products.

    Client-Marketed Products Incorporating ALZA Technologies

   ALZA Technologies develops products under joint development arrangements with a number of leading pharmaceutical companies. The products combine one of ALZA's drug delivery systems with a client's proprietary compound or, in some cases, a compound that is no longer patented. Under a typical arrangement with a client company, the client pays ALZA Technologies' costs incurred in the development of the product, and the client markets the product, making payments to ALZA based on sales of the product. The client approves the work plans for product development and clinical testing (which may be conducted by ALZA Technologies, the client or both), and makes the decisions concerning product commercialization. As a result, decisions affecting the timing of product development, the clinical plan, regulatory strategy, and the level of marketing support are not within ALZA's control.

     Under its arrangements with client companies, ALZA Technologies typically undertakes the initial product development, in which ALZA Technologies performs the system design and formulation work, research and testing necessary to incorporate the drug selected by the client into an ALZA drug delivery system. ALZA Technologies typically manufactures product for animal and human clinical studies; in many cases, ALZA Technologies performs the required human clinical studies;
in other cases, the client takes this responsibility. ALZA Technologies develops manufacturing processes, typically from small laboratory scale, then to pilot scale, and finally to commercial manufacturing scale. Regulatory submissions to conduct clinical studies and to obtain regulatory approval may be prepared by ALZA Technologies or by the client, as negotiated. In any case, ALZA Technologies' activities are generally reimbursed by the client on a cost-reimbursement basis.

     Under its arrangements with client companies, ALZA retains the rights to, and owns any improvements to, ALZA's technologies. The client obtains the right to commercialize the specific product developed under the arrangement for an agreed upon time period, and makes payments to ALZA with respect to sales of the product. The client generally does not obtain the right to use ALZA technology except in the specific product covered by the arrangement.

     The products developed by ALZA under these joint development arrangements and currently marketed by client companies incorporate ALZA's D-TRANS (transdermal) and OROS (oral tablet) technologies. The D-TRANS products developed by ALZA and currently marketed by client companies include:

          Catapres-TTS-registered trademark- (clonidine transdermal therapeutic system) - A product applied once-weekly for the treatment of hypertension, marketed by Boehringer
Ingelheim Pharmaceuticals, Inc.

          Duragesic - A 72-hour transdermal system for management of chronic pain in patients who require continuous opioid analgesia for pain that cannot be controlled by lesser means, marketed by Janssen and co-promoted in the United States by ALZA
Pharmaceuticals.

          Estraderm-registered trademark- TTS (estradiol transdermal therapeutic system) - A product applied twice weekly for treating certain post-menopausal symptoms and preventing osteoporosis, marketed by Novartis Pharmaceuticals Corporation
("Novartis").

          NicoDerm CQ/Nicoderm-registered trademark- (transdermal system) - A product applied once-daily to the skin to aid in smoking cessation. NicoDerm CQ is marketed for over-the-counter use in the United States by SB as part of a joint venture with HMRI, and Nicoderm is marketed as a prescription product by HMRI and/or SB in some countries outside the United States. SB has rights to market Nicoderm CQ in most other countries of the world, and applications for regulatory approval have been filed in several countries.

          Transderm-Nitro (nitrogylcerin transdermal system) - A product applied once-daily for the prevention and treatment of angina pectoris, marketed by Novartis.

          Transderm Scop-registered trademark- (scopolamine transdermal system) - A product applied once every three days for prevention of nausea and vomiting associated with motion sickness, marketed by Novartis in the United States and several
European countries, and by Recordati Industria Chimica e
Farmaceutica SPA in Italy.

     The OROS products developed by ALZA and currently marketed by client companies include:

          Cardura XL (doxazosin mesylate) - A once-daily product for the treatment of hypertension and benign prostatic hyperplasia, introduced by Pfizer, Inc. ("Pfizer") in Germany in 1998. Pfizer has worldwide marketing rights to the product.

          ColorMark-trademark- Tablets - A tablet designed to deliver Blue Dye #1 to a variety of enteral nutritional fluids, marketed by the Ross Products division of Abbott Laboratories.

          Covera-HS-registered trademark- (verapamil hydrochloride)- A once-daily controlled-onset-extended release
(COER-24-trademark) tablet for the treatment of hypertension and angina pectoris, marketed by G.D. Searle.

          DynaCirc CR-registered trademark- (isradipine) - A once daily extended release tablet for the treatment of hypertension, marketed by Novartis.

          Glucotrol XL (glipizide) - A once-daily treatment for
Type II diabetes, marketed by Pfizer.

          Minipress XL-registered trademark-/Alpress-registered trademark- LP (prazosin) - A once-daily formulation for the treatment of hypertension, marketed by Pfizer.

          Procardia XL/Adalat CR (nifedipine) - A once-daily formulation for the treatment of both angina and hypertension, marketed by Pfizer in the United States and by Bayer outside the United States.

          Sudafed-registered trademark- 24 Hour (pseudoephedrine) A once-daily dosage form for the treatment of cold and allergy symptoms, marketed by Warner-Lambert Consumer Healthcare ("Warner Lambert"). The product has been marketed by Warner-Lambert in the United States since early 1998 pursuant to semi-exclusive marketing rights.

          Volmax-registered trademark- (albuterol) - A twice-daily dosage form for the treatment of asthma, marketed by Muro
Pharmaceutical, Inc. (an ASTA Medica Company) and Forest
Laboratories, Inc. in the United States and by Glaxo Holdings p.l.c. outside the United States.

    In addition, Hogil Pharmaceuticals Corporation has semi-exclusive marketing rights in the United States to Efidac 24 registered trademark- (chlorpheniramine maleate), a once-daily dosage form for the treatment of allergy symptoms, and also has semi-exclusive marketing rights in the United States to the OROS pseudoephedrine product described above, which it markets under the trade name Efidac 24 (pseudoephedrine) and a once-daily cold allergy product, OROS pseudoephedrine/brompheniramine.

     Other products developed by ALZA and marketed by third parties include the Actisite-registered trademark- (tetracycline hydrochloride) periodontal fiber, designed to treat adult periodontal disease by providing rate-controlled delivery of tetracycline for ten days after placement in the periodontal pocket by a dental practitioner; the Baxter-registered trademark-Infusor, a lightweight, disposable device for intravenous therapy; and IVOMEC SR-registered trademark- Bolus (ivermectin), a product combining the antiparasitic agent ivermectin with ALZA's ruminal bolus technology which controls internal and external parasites in cattle for an entire grazing season following a single administration. Finally, as a result of patents issued to ALZA, ALZA receives royalties on sales of the following products not developed or marketed by ALZA: Habitrol-registered trademark(nicotine transdermal system), Tiazac-registered trademark(diltiazem hydrochloride) extended release capsules and Teczemregistered trademark- (enalapril maleate/diltiazem maleate) extended release tablets.

   Disclosed Products in Development by ALZA Technologies with
   Client Companies

     ALZA Technologies has other products in development with client companies. For competitive reasons, ALZA does not disclose all of the products in development at any particular time. Disclosed products in development include:

          Transfenta-trademark- E-TRANS fentanyl (acute pain) ALZA and Janssen have an agreement pursuant to which the companies are jointly developing an E-TRANS fentanyl product for the treatment of acute pain. Under this agreement, ALZA paid Janssen $21.5 million in early 1998, and ALZA will receive a share of the United States operating profits from the product and royalties from sales of the product outside the United States. ALZA Pharmaceuticals has the right to co-promote the product in the United States. The product is currently in Phase III development.

          OROS hydromorphone - The OROS hydromorphone product is designed as a once-daily dosage form of the opioid analgesic hydromorphone. The product is in Phase III clinical trials under an agreement with Knoll Pharmaceuticals and its parent Knoll AG.

          Additional Transdermal Fentanyl Products - Under an agreement with Janssen, ALZA Technologies is developing a 12.5 microgram/hour Duragesic product (the Duragesic product is currently sold in 25, 50, 75 and 100 microgram/hour doses). Also under an agreement with Janssen, ALZA is developing a new transdermal fentanyl system, which incorporates new technology and is expected to provide additional benefits over the currently available Duragesic product.

          DUROS Sufentanil - Under the arrangements with Durect,
ALZA Technologies is developing a DUROS sufentanil product for chronic pain for Durect. The product is in early development.

     In addition to the products described above, ALZA
Technologies develops products for marketing by ALZA
Pharmaceuticals. These products include DUROS leuprolide, OROS methylphenidate and E-TRANS fentanyl (chronic and breakthrough pain). (See "ALZA Pharmaceuticals - Disclosed Products in
Development for Marketing by ALZA Pharmaceuticals.")

     Product Development Risks

   All pharmaceutical products require extensive technical and clinical activities before an application can be submitted for regulatory clearance to market the product. There are many risks inherent in this process, and it should be expected that many of the products for which development is initiated ultimately will not become commercial products. Substantial technical, financial and human resources are required to successfully complete the development of a product.

          Product Circumscription - For each new product, the proper performance characteristics must be defined, and the product must be designed and developed to meet those characteristics. Every product faces significant technological hurdles as it progresses through development, and often one or more of these cannot be overcome. ALZA's DUROS, E-TRANS and Macroflux technologies, as well as some of ALZA's oral technologies, are relatively new, and have not yet been incorporated in a commercial product.

          Small Scale Manufacturing - Once a product is developed, it must be manufactured, on a pilot scale, for clinical testing. Small-scale manufacturing can be costly and time-consuming, and must comply with the FDA's regulations concerning current Good Manufacturing Practices. ALZA's drug delivery technologies generally require a series of complex manufacturing steps. For example, DUROS products require aseptic manufacturing, which ALZA Technologies has undertaken in order to manufacture clinical, and later commercial, supplies of the DUROS leuprolide product.

          Clinical Studies - Once a product has been successfully manufactured on a small scale, studies to show clinical safety and efficacy must be undertaken and completed. Clinical studies are costly, and can take many years to complete. There can be no assurance that the desired outcomes will be shown in the clinical studies.

          Commercial Scale Manufacturing - Once a product has been developed, manufactured on a small scale and clinically tested, there are further risks in converting a small scale manufacturing process to commercial scale. Due to the complexity of drug delivery technologies, this conversion can be significantly more costly than for other pharmaceutical products. Sometimes manufacturing processes must be modified in order to achieve successful commercial manufacturing and to obtain a reproducible, robust process. For products incorporating newer ALZA technologies, this commercial manufacturing scale-up can take several years and cost millions of dollars.

          Regulatory Risks - Obtaining regulatory clearance to market a product can take many years, and the process varies from country to country. Pricing and reimbursement approvals are also required in some countries, particularly in Europe. Any delay in the regulatory process could adversely affect the commercial potential of a product. In addition, it is possible to fulfill all NDA submission requirements, but subsequently to fail an FDA preapproval inspection of the manufacturing facility, which can result in significant delay in obtaining FDA approval to market a product. Some products, such as Ethyol, are approved by the FDA on an accelerated basis, and the approval is conditioned upon further clinical testing. The approval can be withdrawn if the testing is not completed in the required time period, or if the clinical results are not acceptable to the FDA.

     Manufacturing

     ALZA Technologies generally manufactures products marketed by ALZA's client companies, and certain products developed by ALZA Technologies for, and marketed by, ALZA Pharmaceuticals, in ALZA's Vacaville, California commercial manufacturing facility. The Vacaville facility is the sole manufacturing site for several products, although some lower-volume and/or recently introduced products are manufactured in ALZA's Mountain View and Palo Alto, California research and development facilities. These latter facilities were not designed for high volume commercial manufacturing.

     ALZA Technologies generally manufactures its drug delivery products for ALZA's client companies on a cost reimbursement basis, with a small margin over ALZA's costs. As a result, ALZA Technologies' margins on these product are low. ALZA receives royalties from the clients on their sales of the products. (The royalties are not reported as product sales.) ALZA Technologies manufactures products for ALZA Pharmaceuticals for prices negotiated between the two segments, which generally approximate the prices charged by ALZA to third party clients for products using similar technologies.

     The products acquired and in-licensed for marketing by ALZA Pharmaceuticals are manufactured by the third parties from whom ALZA acquired or in-licensed the products, or by other third parties. Generally these products are also manufactured at only one site. A shut-down in one of these facilities, or in ALZA's Vacaville facility, resulting in an interruption in supply of one or more of the products, could have an adverse impact on ALZA's financial results.

     Some of the critical materials and components used in ALZA-developed products are sourced from one single supplier. An interruption in supply from a vendor of a key material could significantly delay the manufacturing of one or more ALZA manufactured products. Because the vendors of key components and materials must be named in the NDA for the relevant product, significant delays can occur if the qualification of a new vendor is required. Significant delays or an interruption in product supply could occur if a supplement to the NDA must be filed and approved before materials obtained from the new vendor can be used to manufacture a product.

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

     Environmental regulations may also affect the manufacturing process. As a pharmaceutical company, ALZA uses chemicals and materials which may be classified as hazardous or toxic, and which require special handling and disposal. ALZA undertakes to comply with all applicable requirements to minimize releases to the environment and exposure of its employees and the public to such materials. The costs of these activities have increased substantially in recent years, and it is possible that such costs may continue to increase significantly in the future.

Crescendo Pharmaceuticals Corporation

     In 1993, ALZA determined to pursue the business of commercialization of products by ALZA, in addition to its business of developing products for commercialization by client companies resulting in payments to ALZA based on sales of the resulting products. To that end, ALZA formed ALZA Pharmaceuticals' sales and marketing division to commercialize products. In addition, around that time ALZA formed Therapeutic Discovery Corporation ("TDC") to develop products for commercialization by ALZA Pharmaceuticals.

     ALZA Pharmaceuticals' growing product commercialization business offers the potential rewards inherent in the direct commercialization of pharmaceutical products; however, the development of products for commercialization by ALZA Pharmaceuticals requires the investment of substantial resources in product selection and development, including clinical evaluation and regulatory activities. When ALZA Technologies develops products for commercialization by ALZA Pharmaceuticals, ALZA must bear most or all of the risk and expenses of product development and has the opportunity to retain all or most of any gross margin resulting from sales of the product. Therefore, the risk/reward profile is significantly different from that of ALZA Technologies' traditional client-sponsored/royalty-based business, in which ALZA Technologies' clients bear most of the expenses and risks associated with product development and commercialization activities, and make payments to ALZA based on their sales of the products developed jointly with ALZA Technologies. Such payments to ALZA generally represent a relatively small portion of the total gross margin.

     As part of its strategy to expand its commercialization activities, and in order to decrease ALZA's dependence on client companies, in 1993 ALZA formed TDC to develop, with ALZA, a pipeline of products for commercialization by ALZA Pharmaceuticals. TDC and ALZA undertook the development of Testoderm TTS and Ditropan XL, as well as other products. In the third quarter of 1997, ALZA purchased all of the outstanding shares of TDC.

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

     ALZA and Crescendo have a Technology License Agreement pursuant to which ALZA has granted to Crescendo a worldwide license to use ALZA technology solely to select and develop Crescendo products, to conduct related activities, and to commercialize such products. In exchange for the license to use existing ALZA technology relating to the Initial Products (discussed below), Crescendo pays ALZA a Technology Fee, payable monthly over a period of three years, in the amount of $1 million per month for the first 12 months following the distribution of Crescendo Shares, $667,000 per month for the following 12 months and $333,000 per month for the next 12 months. The Technology Fee will no longer be payable at such time as fewer than two of the Initial Products are being developed by Crescendo and/or have been licensed by ALZA pursuant to the license option described below.
In 1998, Crescendo paid ALZA a total of $10.7 million of Technology
Fees.

     ALZA and Crescendo have a Development Agreement pursuant to which ALZA Technologies conducts product development and related activities on behalf of Crescendo under work plans and cost estimates which have been proposed by ALZA Technologies and approved by Crescendo. Development Costs are billed to Crescendo on a product-by-product basis under terms consistent with arrangements with other client companies. Crescendo is required to spend all of the funds contributed to Crescendo, plus interest earned thereon, less Crescendo's reasonable administrative costs, the Technology Fee paid to ALZA, and reserves of up to $2 million (the "Available Funds"), to conduct activities under the Development Agreement. Under the Development Agreement, Crescendo agreed to fund the development of seven products (the "Initial Products"), the development of which was commenced by ALZA and TDC, from August 25, 1997, the date on which TDC ceased funding such products, through October 31, 1997. Continuation of development of the Initial Products after October 31, 1997 was subject to ALZA proposing, and Crescendo's Board of Directors accepting, work plans and cost estimates for the products. As of December 31, 1998, three of the Initial Products, OROS oxybutynin (Ditropan XL), DUROS leuprolide and OROS methylphenidate, were in active development, and ALZA had licensed OROS oxybutynin from Crescendo for worldwide marketing.

     Four of the initial products are not currently in active development. Crescendo makes the determination, independent of ALZA, as to whether or not Crescendo will continue the funding of any particular product. ALZA Technologies may make recommendations to Crescendo as to the continuation (or discontinuation) of the development of a particular product, but Crescendo has no obligation to follow ALZA's recommendations.

    In the License Option Agreement entered into by ALZA and Crescendo, Crescendo has granted ALZA an option to acquire a license to each product developed under the Development Agreement, including the Initial Products. The license option for any such Crescendo product is exercisable on a country-by-country basis at any time until (i) with respect to the United States, 30 days after clearance by the FDA to market such Crescendo product in the United States and (ii) with respect to any other country, 90 days after the earlier of (a) clearance by the appropriate regulatory agency to market the Crescendo product in such country and (b) clearance by the FDA to market the Crescendo product in the United States. The license option will expire, to the extent not previously exercised, 30 days after the expiration of ALZA's option to purchase all of the outstanding Crescendo Shares, described below. If and to the extent the license option is exercised as to any Crescendo product, ALZA will acquire a perpetual, exclusive license (with the right to sublicense) to develop, make, have made and use the licensed product, and to sell and have sold the licensed product in the country or countries as to which the license option is exercised.

     Under the License Agreement for each licensed product, a form of which is attached to the License Option Agreement, ALZA will make payments to Crescendo with respect to the licensed product equal to 1% of net sales of the licensed product by ALZA and its sublicensees, distributors and marketing partners, plus an additional 0.1% of such net sales for each full $1 million of development costs of the licensed product that have been paid by Crescendo; provided, however, that such total payments will not exceed 2.5% of net sales in the first four quarters a licensed product is sold in a major market country, and will not exceed 3% for the following two years. In late 1998, ALZA exercised its option to obtain a worldwide license to OROS oxybutynin, and ALZA and Crescendo executed a License Agreement for the product, which was launched by ALZA in the United States on February 1, 1999 under the trade name Ditropan XL. Under the license agreement for this product, Crescendo will receive payments of 2.5%, 3.0% and 3.0% of net sales for the next three years, respectively; thereafter, based on Crescendo's funding of product development to date, the payment rate is expected to be between 5% and 6% of net sales.

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

      Pursuant to Crescendo's Restated Certificate of Incorporation, ALZA has the right to purchase all (but not less than all) of the Crescendo Shares (the "Purchase Option"). The Purchase Option will be exercisable by written notice to Crescendo at any time until January 31, 2002, provided that such date will be extended for successive six month periods if, as of any July 31 or January 31 beginning with July 31, 2001, Crescendo has not paid (or accrued expenses for) at least 95% of Available Funds pursuant to the Development Agreement. In any event, the Purchase Option will terminate on the 60th day after Crescendo provides ALZA with a statement that, as of the end of any calendar month, there are less than $2.5 million of Available Funds remaining, accompanied by a report of Crescendo's independent auditors. As of December 31, 1998, Crescendo had approximately $175.4 million of Available Funds remaining.

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

      Crescendo has a six person Board of Directors, none of whom is affiliated with ALZA, with many years of experience in different aspects of the pharmaceutical industry. Crescendo has a Chief Executive Officer (who is also a director of Crescendo) with more than 30 years of pharmaceutical industry experience, who is the sole employee of Crescendo. The Crescendo Board of Directors meets frequently, and reviews in detail all of the activities conducted by ALZA under the Development Agreement.
The Chief Executive Officer of Crescendo holds regular meetings with the leaders of the ALZA development teams working on Crescendo products and provides advice to them on an ongoing basis, as well as providing regular reports to the Crescendo Board of Directors. Crescendo approves or disapproves all work plans and cost estimates proposed by ALZA for activities with respect to Crescendo products. Crescendo makes the determination as to whether a product will initially be accepted as a product, and the amount of Crescendo funding to be allocated for the development of the product. Work plans are generally approved by Crescendo on a milestone basis - once a milestone is achieved, Crescendo reviews the program and the proposed work plan and cost estimate for the next stage of development to determine whether to continue funding the product.

     ALZA may not continue the development of a product with Crescendo funding unless the work plan is approved by the Crescendo Board of Directors. If Crescendo determines to stop funding the development of a product, which decision is in Crescendo's sole discretion, the product remains a Crescendo product and development cannot continue, unless ALZA exercises its license option for the product. Crescendo funding and product decisions are made by the Crescendo Board of Directors without any ALZA participation.

     ALZA performs, or engages subcontractors such as contract manufacturers, clinical investigators, contract research organizations (for clinical studies) and analytical laboratories to perform the activities under work plans approved by Crescendo. ALZA charges Crescendo for these activities pursuant to a formula set forth in the

Development Agreement, which formula is intended to reimburse ALZA for its fully-burdened costs of performing the activities. Amounts paid to third parties are billed to Crescendo at cost, with no mark-up by ALZA. The formula under which ALZA charges Crescendo for activities under the Development Agreement is the same formula used by ALZA Technologies in charging its pharmaceutical company clients under ALZA's product development arrangements with them, and in charging ALZA Pharmaceuticals for product development activities.

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

ALZA TTS Research Partners, Ltd.

     ALZA developed the Duragesic product and the original Testoderm product on behalf of ALZA TTS Research Partners, Ltd. (the "TTS Partnership"), a limited partnership funded in 1983 from which ALZA licensed those products. The TTS Partnership received payments from ALZA equal to 4% of Janssen's sales of Duragesic and 4% of ALZA's sales of Testoderm and Testoderm with Adhesive.

     In August 1998, ALZA Development Corporation, a wholly-owned subsidiary of ALZA, purchased all of the limited partners' interests in the TTS Partnership for the predetermined formula price of $91.2 million cash, under an option granted in 1983. As a result of the purchase, ALZA has no further payment obligations to the TTS Partnership or to its former limited partners.

Research and Development Revenues and Expenditures

     ALZA had research and development revenue of $124.4 million during 1998, $135.0 million during 1997 and $131.2 million during 1996, from clients with which ALZA has joint product development agreements. These amounts included $95.0 million from Crescendo in 1998, $67.8 million from TDC and $29.7 million from Crescendo in 1997, and $100.7 million from TDC in 1996. The payments by TDC and Crescendo were made from funds contributed by ALZA to TDC and Crescendo at the time of their respective formation.
Research and development revenue generally represents clients' reimbursement of costs, including a portion of general and administrative expenses. Therefore, product development activities do not contribute significantly to operating results. For research and development revenues by segment, see Note 13 of the Notes to ALZA's Financial Statements included in Item 8 of this Form 10-K Annual Report.

     ALZA spent $121.2 million on customer-sponsored product development activities during 1998 ($126.3 million and $114.8 million in 1997 and 1996, respectively); such amounts exclude reimbursable general and administrative costs. ALZA spent $35.5 million on internal research and development activities during 1998 ($30.6 million and $26.8 million in 1997 and 1996, respectively), also excluding allocable general and administrative costs. Research and development costs are expensed as incurred.

International Activities

     Outside the United States and Canada, ALZA has arrangements to market several of its products through distribution arrangements with companies in specific countries and/or territories. Ferring NV has distribution rights to market Testoderm, Testoderm with Adhesive and Testoderm TTS in 12 European countries and has submitted applications for regulatory approval to market the product in those countries. ALZA Pharmaceuticals also has distribution agreements with various distributors for 17 Asian countries (excluding Japan) for Testoderm and Testoderm with Adhesive. ALZA has an agreement with SB for the commercialization by SB of the Nicoderm (nicotine) transdermal product developed by ALZA in all countries of the world except the United States, Canada and Korea, where HMRI has rights. (The product is marketed in the United States through a joint venture between SB and HMRI.) Actisite, for the treatment of periodontal disease, is distributed on behalf of ALZA in several European countries by distributors, and distribution agreements for certain Asian countries have been signed, with introduction subject to regulatory approval.

     In 1997, ALZA Pharmaceuticals expanded its sales and marketing activities into Canada when ALZA acquired the United States and Canadian rights to Elmiron, PolyCitra, BiCitra and Neutra-Phos. In 1998, ALZA acquired the Canadian rights to Ditropan, MacroBID and Macrodantin. ALZA International now has approximately 12 employees located in Canada, marketing Elmiron, PolyCitra, Ditropan, MacroBID and Macrodantin. ALZA International is doing business in Canada as ALZA Canada.

     In order to continue the expansion of its international activities, in 1997 ALZA opened an office in London for ALZA International. This presence in Europe is intended to help ALZA identify distributors for ALZA products, to help identify new opportunities for product development programs combining ALZA technologies with compounds developed or under development by companies in Europe, and to identify products under development or marketed in Europe for potential acquisition or in-licensing by ALZA for commercialization by ALZA Pharmaceuticals.

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

   Product development generally involves all of the following steps which are required by the regulatory process:

          -preclinical development, during which initial laboratory development and in vitro and in vivo testing takes place;
          -submission to the FDA of an investigational new drug application (IND), which must become effective before human clinical studies may begin;

         -adequate and well-controlled human clinical trials
(Phase I, II and III studies) to establish the safety and efficacy of the product;

          -submission of an NDA to the FDA (and comparable filings to regulatory agencies outside the United States) requesting clearance to market the product; and

          -clearance from the FDA (and foreign regulatory agencies) must be obtained before the product can be marketed.

All of these steps can take several years and cost tens of millions of dollars.

      The products sold by ALZA Pharmaceuticals and by ALZA Technologies' client companies in the United States, and/or exported to other countries, are subject to extensive regulation by the FDA and comparable agencies in other countries where the products are distributed. Regulations govern a range of activities including manufacturing, quality assurance, advertising and recordkeeping. The continuing trend of stringent FDA oversight in product clearance and enforcement has caused more uncertainty, greater risks and higher costs of obtaining clearance to market a product, and sometimes longer clearance cycles. Failure to obtain, or delays in obtaining, regulatory clearance to market new products, as well as other regulatory actions and recalls, could adversely affect ALZA's financial results.

    The packaging, labeling and advertising of pharmaceutical products are also subject to government regulation. The FDA recommends preclearing advertising materials prior to the launch of a product, and the launch materials for products receiving an accelerated FDA clearance must be precleared by the FDA. With an accelerated FDA clearance (such as was obtained by USB for Ethyol), all labeling and advertising must be submitted to the FDA 30 days prior to use, unless the FDA determines otherwise.
In addition, the FDA may require that additional clinical studies -Phase IV studies- be completed after clearance to market a product has been granted. If these studies are not completed, or if the expected outcomes are not achieved, a product could be withdrawn from the market.

Patents and Patent Applications

     As of December 31, 1998, ALZA held approximately 570 United States patents and had approximately 225 pending United States patent applications, and held approximately 1,650 foreign patents and approximately 800 pending foreign patent applications, relating to its various technologies and products. Patents have been issued, or are expected to be issued, covering both current technologies and products as well as those under development.

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

     In 2003, certain significant ALZA patents are due to expire that relate to ALZA's OROS systems and the Procardia XL product developed by ALZA and marketed by Pfizer (which uses the OROS delivery system). Other forms of sustained release nifedipine using different delivery systems are reported to be in various stages of development by other companies, and several companies have filed Abbreviated New Drug Applications ("ANDAs") with the
FDA requesting clearance to market "generic equivalents" of Procardia XL. In March 1999 one of these companies received a tentative approval of its ANDA. In general, a tentative approval means that the ANDA may not be finally approved until a specified period of time has elapsed, or until certain results have been reached in patent litigation involving the product. Pfizer has filed suit against these companies for infringement of patent rights relating to the nifedipine active drug substance in Procardia XL, and is also involved in litigation with the FDA and one of the ANDA applicants concerning the regulatory status of that company's product. It is not possible to predict the timing and amount of the negative impact on sales of Procardia XL that will result from competition from these or other potential generic sustained release nifedipine products.

    ALZA Pharmaceuticals commercializes several products it has acquired or in-licensed from third parties. The extent to which such products are protected by patent rights varies significantly from product to product. Ditropan, Mycelex Troche and Urispas have been sold for many years and are not covered by patents. The chemical compounds constituting the active ingredients of Ethyol and Elmiron are not covered by patents. However, patentshave issued or are pending relating to significant developments in uses and the formulation of Ethyol, and for certain uses of Elmiron. ALZA anticipates that additional patents may issue relating to these products; however, there can be no assurance that any such patent coverage will be obtained, or if obtained will provide significant proprietary protection for the products. For Ditropan XL and Doxil, while the products themselves are patented, the active ingredient is not covered by patents; as a result, other companies are commercializing products incorporating the same active ingredient in a generic form, and competitors either are commercializing, or may in the future commercialize, the active ingredient in another drug delivery product.

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

    It is also possible that third parties may obtain patent or other proprietary rights that may be necessary or useful to ALZA. With numerous other companies engaged in developing new chemical entities and competitive drug delivery technologies, it can be expected that other parties may in some circumstances file patent applications or obtain patents that compete in priority with ALZA's patent applications. Such competition may result in adversarial proceedings such as patent interferences and oppositions, which can increase the uncertainty of patent coverage. In cases where third parties are first to invent a particular product or technology, it is possible that those parties will obtain patents that will be sufficiently broad so as to prevent ALZA from using certain technology or from further developing or commercializing certain products. As ALZA Pharmaceuticals expands its direct marketing of products, ALZA may attempt to in-license additional products, or compounds or technologies for use in products. In each of these cases, if licenses from third parties are necessary but cannot be obtained, commercialization of the products would be delayed or prevented.

     In addition, ALZA Technologies utilizes significant unpatented proprietary technology, and there can be no assurance that others will not develop similar technology.

Competition

     It can be expected that all or most of the products developed or commercialized by ALZA will face competition at the time of introduction, or later in their life cycles, from different chemical or other agents intended for treatment of the same indications. All of ALZA Technologies' current and future drug delivery products are likely to face competition both from traditional forms of drug delivery and from advanced delivery systems being developed by others. The competition potentially includes all of the pharmaceutical companies in the world, including current ALZA Technologies clients. Many of these pharmaceutical companies have greater financial resources, technical staff and manufacturing and marketing capabilities than ALZA. A large number of companies are developing drug delivery technologies. To the extent that ALZA develops or markets products incorporating drugs that are off-patent, or are being developed by multiple companies, ALZA will face competition from other companies developing and marketing similar products.

     As the pharmaceutical industry continues to consolidate, and as pressures increase for cost-effective research and development, some pharmaceutical companies have reduced, and may continue to reduce, their funding of research and development. Competition for limited client dollars may therefore increase, and this competition could include the clients' internal research and development programs, other drug delivery programs and other technologies and products of third parties. Similarly, as pharmaceutical companies search to fill gaps in their product pipelines with in-licensed or acquired products, ALZA Pharmaceuticals will be competing for product in-licensing and acquisition opportunities with companies with far greater financial and other resources than ALZA.

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

     A major challenge faced by ALZA and other pharmaceutical companies is competition from generic pharmaceutical manufacturers. Generic competitors generally are able to obtain regulatory approval for off-patent drugs without investing in costly and timeconsuming clinical trials, and need only demonstrate bioequivalence to the drug they wish to copy.
Because of their substantially reduced development costs, generic companies are often able to charge much lower prices for their products than the originator of a new product. A number of products developed by ALZA Technologies incorporate chemical entities that are not covered by patents. These products therefore may be subject to potential generic competition to the extent that competitors can demonstrate bioequivalence without infringing ALZA patents relating to its drug delivery technologies. Several companies have filed ANDAs with the FDA requesting clearance to market generic versions of Procardia XL, and one of the ANDAs has received tentative approval by the FDA (see "Patents and Patent Applications" above).

   The health care industry has continued to change rapidly as the public, government, medical practitioners and the pharmaceutical industry focus on ways to expand medical coverage while controlling the growth in health care costs. The growth of managed care organizations and the resulting pressures for cost-containment in the United States health care system are expected to continue to put pressures on the prices charged for pharmaceutical products. Prescription drug reimbursement practices and the growth of managed care organizations, pharmaceutical benefit management groups and group buying organizations, as well as generic and therapeutic substitution (substitution of a different product for the same indication), will significantly affect ALZA's business. While ALZA believes the changing health care environment may increase the value of ALZA's drug delivery products over the long term, it is impossible to predict accurately the impact these changes may have on ALZA.

     It is expected that, during 1999, the United States Congress will consider various proposals that could have the effect of requiring large discounts on the prices that pharmaceutical companies can charge for pharmaceutical products for Medicare participants. A number of states are also considering this type of legislation, or other measures that could secure large discounts for senior citizens. It is not clear whether, or when, any of these proposals may be enacted.

Revenues

     For a description of ALZA's revenues, see the Financial Statements included in Item 8 of the Form 10-K Annual Report; for revenues by segment, see Note 13 to the Financial Statements. ALZA's dependence on certain important customers is discussed in
Note 13 to the Financial Statements.

Product Returns; Payment Terms

     For products marketed by ALZA Pharmaceuticals, payment terms are generally net 30 days. From time to time, ALZA has extended its customary payment terms, for example in the case of new product introduction or in anticipation of a holiday shutdown. ALZA Pharmaceuticals generally accepts returns of unopened product for full credit. Payments from client companies for products manufactured by ALZA Technologies and shipped to the clients generally are due 30 to 60 days after shipment by ALZA. Such products generally may be returned only if they do not meet the applicable product specifications.

Exports

     ALZA's export sales were $33.7 million in 1998, $31.5 million in 1997 and $23.0 million in 1996, principally to distributors and client companies in Europe. For additional information concerning export sales, see Note 16 to ALZA's Financial Statements included in Item 8 of this Form 10-K Annual Report.

Employees

     On December 31, 1998, ALZA had 1,845 employees, of whom approximately 725 were engaged in research and development activities, approximately 550 were engaged in manufacturing activities, approximately 300 were engaged in sales and marketing activities and the remainder were working in general and administrative areas. ALZA does not have any union contracts, and believes that its relations with its employees are generally good.

Acquisition of SEQUUS Pharmaceuticals, Inc.

     On October 5, 1998, ALZA and SEQUUS announced they had entered into a definitive merger agreement for ALZA to acquire SEQUUS, subject to the approval of SEQUUS' stockholders and certain other conditions. On March 16, 1999, the SEQUUS stockholders approved the merger, which became effective on that date. As a result of the merger, SEQUUS stockholders received
0.4 ALZA shares for each share of SEQUUS common stock. ALZA is accounting for the transaction as a pooling of interests.


Item 2.   PROPERTIES

     ALZA's corporate offices are located in Palo Alto, California, and its two primary research and development campuses are in Palo Alto and Mountain View, California. Most of the facilities in Palo Alto are held under prepaid ground leases from Stanford University that expire in approximately 16 to 59 years. One Palo Alto facility is subleased to ALZA; there are two years remaining on the sublease and ALZA has an option for an additional three years.ALZA owns all of its significant Mountain View facilities, except as described below. ALZA also occupies a research facility in Spring Lake Park, Minnesota which is leased from a third party until the year 2000. ALZA also owns an undeveloped parcel in Minnesota. ALZA's large-scale commercial manufacturing facility, which is owned by ALZA, is located in Vacaville, California. Some smaller scale manufacturing also takes place in Palo Alto and Mountain View facilities.

     While ALZA believes that its facilities and equipment are sufficient to meet its current operating requirements, ALZA is expanding its facilities and equipment to support its long-term requirements, in particular in Mountain View, California.

   In late 1997, ALZA acquired a 50% interest in a real estate joint venture, formed as a limited liability company, for the development of a

13-acre parcel of land in Mountain View, California.
ALZA invested $36.2 million in the joint venture, which will be applied to the construction of three buildings on the parcel. ALZA is also obligated to make improvements to the buildings. The total cost of the buildings and improvements is estimated to be in excess of $100.0 million; approximately $39.2 million had been spent as of December 31, 1998. The joint venture will lease the buildings to ALZA upon completion of construction. The lease payments due on the 13-acre Mountain View parcel, which begin in May 1999, are based upon the final square footage of the buildings (which is estimated to be approximately 120,000 square feet per building). Those lease payments are currently estimated to be approximately $225,000 per month per building for the first year and escalate $0.05 per square foot per year for the remainder of the initial term of the lease.
ALZA currently plans to occupy two of the buildings and a portion of the third building upon completion, and to sublease a portion of the third building for several years. The leases provide for an initial term of 15 years, with options to extend for approximately 20 additional years, and with scheduled annual rent increases during the extended term based upon the Consumer Price Index. ALZA receives 50% of the joint venture's income (rent less management fees).

   ALZA has also entered into a ground lease agreement for an adjacent seven-acre parcel of land on which it may construct a pilot plant, laboratories and other technical facilities. The remaining term of the ground lease is approximately 32 years and includes options for ALZA to purchase, or to be required to purchase, the property. Ground lease payments are approximately $140,000 per month. Under the ground lease for the seven-acre parcel, ALZA's option to acquire the property may be exercised at any time after August 31, 2000 and prior to expiration of the lease, and the landlord may exercise its option to sell the property to ALZA at any time before August 31, 2000. For a purchase on or before September 30, 2002, the purchase price is approximately $17 million; thereafter the purchase price is adjusted for inflation. If neither ALZA nor the landlord exercises its option, then any improvements constructed by ALZA on the parcel would be the property of the landlord on termination of the lease.

     ALZA's properties are not allocated to, or divided between, its operating segments, except that ALZA's Vacaville, California and Minnesota facilities are used almost exclusively for activities in the ALZA Technologies segment. Other properties house ALZA personnel from both operating segments, as well as administrative personnel.


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

     Pursuant to a Remedial Action Order No. HSA 88/89-016 issued by the California Department of Toxic Substances Control ("DTSC"), ALZA has been named as one of a number of potentially responsible parties in connection with the cleanup and environmental remediation of the Hillview-Porter Regional Site Project near ALZA's Palo Alto facilities. The purpose of the DTSC action is, in part, to apportion responsibility for cleanup costs among the parties involved. Cleanup costs for the entire region have been estimated at approximately $16 million. ALZA believes that it did not discharge any of the chemicals of concern at the site in question. ALZA does not believe that its liability in this matter, if any, will be material.


Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None.

                        EXECUTIVE OFFICERS

                                          Principal Occupations for
              Name               Age         Past Five Years

Dr. Ernest Mario                  60    Chairman of the Board and
                              						    Chief Executive
                                        Officer of ALZA (since 1993);
                                        Chief Executive of Glaxo
                                        Holdings, p.l.c., a
                                        pharmaceutical company (1989-
                                        1993).

James R. Butler			                58    Senior Vice
                                        President, Sales and Marketing
                                        of ALZA (since 1997); Vice
                                        President, Sales and Marketing
                                        (19931996); Vice President and
                                        General Manager of the
                                        corporate division of Glaxo,
                                        Inc., a pharmaceutical company
                                        (1987-1993).

Bruce C. Cozadd			                35    Senior Vice
                                        President and Chief Financial
                                        Officer of ALZA (since 1997);
                                        Vice President and Chief
                                        Financial Officer (1994-1996).

Harold Fethe			                   54    Senior Vice
                                        President, Human Resources of
                                        ALZA (since 1998); Vice
                                        President, Human Resources
                                        (1991 to 1998).

Dr. Samuel R. Saks                44    Senior Vice
                                        President, Medical Affairs of
                                        ALZA (since 1994); Vice
                                        President, Medical Affairs
                                        (1992-1994); Vice President,
                                        Clinical Research, Oncology,
                                        ScheringPlough Corporation, a
                                        pharmaceutical company (1991-
                                        1992).

Peter D. Staple                   47    Senior Vice President
		 	                                    and General Counsel
                                        of ALZA (since 1997); Vice
                                        President and General Counsel
                                        (19941996); Vice President and
                                        Associate General Counsel of
                                        Chiron Corporation, a
                                        biotechnology company (1992-
                                        1994).


Janne Wissel                      43    Senior President, Operations
                                        of ALZA (since 1998);
                                        Vice President
                                        Regulatory and Quality
                                        Management(1995 to 1997); Vice
                                        President, Quality Management
                                        (1994 to 1995); Senior
                                        Director, Regulatory Affairs
                                        (1993 to 1994).

Dr. James W. Young                54    Senior Vice
                                        President, Research and
                                        Development of ALZA (since
                                        1997); Senior Vice President,
                                        Commercial Development (1995-
                                        1997); Vice President and
                                        Managing Director of ALZA
                                        Technology Institute (1995);
                                        President, Pharmaceuticals
                                        Division, Affymax N.V., a
                                        biotechnology company (1992
                                        1995).

                            PART II

Item 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS

   ALZA common stock (symbol AZA) is listed for trading on the New York Stock Exchange and, as of March 18, 1999 there were approximately 7,030 holders of record of the common stock. ALZA has never paid cash dividends on its common stock and has no plan to do so in the near term. The quarterly high and low sales prices of ALZA common stock for 1998 and 1997, as reported on the composite tape, are shown below:

                               ALZA COMMON STOCK
                             1998             1997
                         High     Low     High      Low

First quarter          $45 9/16 $30 7/8 $31 3/8  $24 7/8

Second quarter          52 7/8   40 1/2  31 3/8   25 1/2

Third quarter           45 1/2   33 3/4  32 1/2   28 1/16

Fourth quarter          54       38 9/16 31 13/16 24 7/8


NOTE
     The information contained in Items 6, 7, and 8 of this Form 10K Annual Report reflects the consolidated financial information of ALZA Corporation before its acquisition of SEQUUS Pharmaceuticals, Inc., which became effective on March 16, 1999. ALZA will account for the merger as a pooling of interests and, accordingly, will restate all prior period financial information to include the combined results of operations, financial position and cash flows of ALZA and SEQUUS as though they had always been a single company.

Item 6.   SELECTED CONSOLIDATED FINANCIAL DATA
(In millions, except per share amounts)

                    1998      1997      1996      1995      1994
_________________________________________________________________

Total revenues    $ 584.5   $ 464.4   $ 413.1    $324.6   $261.2
Net income (loss)   112.3    (261.1)(1)  92.4      72.4     58.1
Earnings (loss)
 per share,
 Basic               1.30     (3.07)     1.10      0.88     0.71
 Diluted             1.26     (3.07)     1.08      0.88     0.71

Cash and
 investments        488.5     535.8     999.8     419.1    344.9

Total assets      1,576.3   1,369.2   1,613.7     937.2    806.3

Total long-term
 liabilities      1,003.0     963.4     949.8     414.7    385.8

Total stockholders'
 equity             455.2     301.2     596.7     454.6    364.5
_________________________________________________________________

(1) Reflects a total of $368.7 million (or $4.30 per share, diluted) of charges, including a $247.0 million charge and $8.0 million of interest expense related to ALZA's distribution of shares of Crescendo, $108.5 million for acquired in-process research and development, an asset write-down of $11.5 million and costs of $1.8 million related to a workforce reduction, less a tax benefit of $8.1 million.

Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

                      RESULTS OF OPERATIONS

                            SUMMARY
SUMMARY
(In millions, except per share amounts) 1998      1997    1996
_________________________________________________________________
Revenues                             $584.5    $464.4   $413.1
_________________________________________________________________
Operating Income (Loss)               204.3    (204.0)   139.2
_________________________________________________________________
Net Income (Loss)                     112.3    (261.1)    92.4
_________________________________________________________________
Earnings (Loss) per Share (diluted)    1.26     (3.07)    1.08
_________________________________________________________________



     ALZA's net income for 1998 was $112.3 million compared with a net loss of $261.1 million in 1997 and net income of $92.4 million in 1996. Net income (loss) for 1997 and 1996 contained items that ALZA believes should be excluded in order to analyze comparable operating results for the three years. Those items are described below under "Certain Items Affecting
Comparability of Operating Results."

1998 Compared to 1997

     On a comparable basis, ALZA's 1998 net income increased 4% to $112.3 million, or $1.26 per diluted share, compared with 1997 net income of $107.6 million, or $1.23 per diluted share, excluding the impact of the 1997 items described below under "Certain Items Affecting Comparability of Operating Results."
The increase in 1998 net income resulted primarily from the following:

 -Net sales increased 59% to $232.9 million in 1998 from $146.1 million in 1997. Sales of products by ALZA Pharmaceuticals more than doubled in 1998 compared with 1997, increasing to $119.3 million in 1998 from $52.9 million in 1997.

 -Gross margin as a percentage of net sales increased to 50% in 1998 from 36% in 1997.

 -Royalties, fees and other revenues increased 24% to $227.2 million in 1998 compared with $183.3 million in 1997. Royalties, fees and other revenues for 1998 included $10.7 million in technology fees from Crescendo Pharmaceuticals Corporation ("Crescendo").

     Substantially offsetting these contributions to net income in 1998 were the following:

 -Selling, general and administrative expenses increased to $106.6 million in 1998 from $51.8 million in 1997, reflecting the substantial increase in the size of the sales organization and increased marketing expenses related to ALZA's expanded product portfolio and preparation for the launch of Ditropan-registered trademark-XL (oxybutynin chloride) in February 1999. Increased amortization of product acquisition costs also contributed to the increase in selling, general and administrative expenses in 1998, as a result of a full year of amortization of the costs of products acquired by ALZA in 1997.

 -Interest income declined 55% in 1998 compared with 1997, due to lower cash balances as a result of the purchase of Therapeutic Discovery Corporation ("TDC"), the formation of Crescendo and several product acquisitions, all of which occurred in the second half of 1997, and payment of $91.2 million for the exercise of the option to acquire all of the outstanding limited partnership interests in ALZA TTS Research Partners, Ltd. (the "TTS Partnership"), which occurred in the third quarter of 1998.

1997 Compared to 1996

	On a comparable basis, ALZA's net income increased 19% in 1997 to $107.6 million, or $1.23 per diluted share, compared with 1996 net income of $90.1 million, or $1.06 per diluted share, excluding the impact of the 1997 and 1996 items described below under "Certain Items Affecting Comparability of Operating Results." This increase primarily resulted from the following:

 -Net sales increased 35% in 1997 compared with 1996. Sales of ALZA-marketed products more than doubled in 1997 compared with 1996, increasing to $52.9 million in 1997 from $23.2 million in 1996.

 -Gross margin as a percentage of sales increased to 36% in 1997 from 21% in 1996. Gross margin for 1996 was 24% excluding certain charges described below.

 -Royalties, fees and other revenues increased 6% to $183.3 million in 1997 compared with $173.3 million in 1996.
  Royalties, fees and other revenues for 1996 were $162.8 million, excluding certain credits described below.

 -ALZA's effective income tax rate declined to 35% in 1997, after excluding certain items described below which are not generally deductible for tax purposes, from 38% in 1996.

     Partially offsetting these contributions to net income in 1997 were the following:

 -Research and development expenses increased 11% to $156.8 million in 1997 compared to $141.6 million in 1996, while research and development revenues increased 3% to $135.0 million in 1997, compared with $131.2 million in 1996.

 -Selling, general and administrative expenses increased 10% to $51.8 million in 1997 compared with $47.1 million in 1996, resulting from an increase in sales and marketing expenses and amortization of the acquisition costs of products acquired in 1997.

 -Interest expense increased 28% in 1997 compared with 1996 as a result of ALZA's 5% convertible subordinated debentures due
  2006 ("5% Debentures"), issued in April 1996, being outstanding for all of 1997.


Certain Items Affecting Comparability of Operating Results

  The following charges were incurred in 1997 and significantly affected ALZA's operating results:

 -Acquisitions of in-process research and development, which consisted of $77.0 million related to the purchase of the Class
  A Common Stock of TDC, a $10.0 million charge in connection with a development and option agreement for Cereport-registered trademark- (bradykinin-based receptor-mediated permeabilizer)
  between ALZA and Alkermes, Inc. ("Alkermes") and a $21.5
  million   expenditure related to a development and commercialization agreement between ALZA and Janssen Pharmaceutica, Inc.
  (together with its affiliates "Janssen") for an E-TRANS-trademarkfentanyl product ("Transfenta-trademark-") for the treatment of acute pain;

 -A charge of $247.0 million and interest expense of $8.0 million related to ALZA's contribution to Crescendo and distribution of shares to ALZA stockholders and debenture holders, respectively;

 -A write-down of excess manufacturing equipment of $11.5 million;

 -A workforce reduction with a total cost of $1.8 million ($1.4 million included in research and development expense and $0.4 million included in selling, general and administrative expenses); and

 -An income tax benefit of $8.1 million related to certain of the above charges.

	Net income for 1996 included the following charges and benefits:

 -A $7.1 million benefit from the reversal of a reserve related to Procardia XL-registered trademark- (nifedipine) royalties;

 -A $6.4 million benefit from the settlement of litigation related to patent disputes concerning transdermal nicotine patches;

 -A $4.0 million charge for the unamortized portion of a partnership acquisition prepayment for the OROS-registered trademark- Products Limited Partnership;

 -A $1.9 million charge related to a limited recall of two lots of Duragesic-registered trademark- (fentanyl transdermal system) CII by Janssen, and other joint venture, partnership and product reserves.

OPERATING SEGMENTS

     In 1998, ALZA adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"), which establishes revised standards for public companies in reporting financial information on operating segments. Accordingly, ALZA has organized the following discussion of its results of operations by its operating segments.

     ALZA has two operating segments: ALZA Pharmaceuticals and ALZA Technologies.

     ALZA Pharmaceuticals markets and sells products developed by ALZA Technologies or others, directly to the pharmaceutical marketplace in the United States and Canada and to distributors who sell such products outside the United States and Canada.
ALZA Pharmaceuticals also co-promotes products with third parties, and engages ALZA Technologies and others to conduct product development and manufacture products for ALZA Pharmaceuticals.

     ALZA Technologies conducts research and development of ALZA's drug delivery technologies and products for ALZA
Pharmaceuticals (and Crescendo) and pharmaceutical company clients, and manufactures products for sale by ALZA
Pharmaceuticals and client companies.

     The "Other" category primarily comprises corporate general and administrative activities and the associated costs related to finance, legal, human resources, commercial development, executive and other functions not directly attributable (or allocated) to the activities of the operating segments, as well as rental and service fee revenues.

OPERATING SEGMENT SUMMARY
(In millions, except per share amounts) 1998      1997    1996
_________________________________________________________________
Revenues
 ALZA PHARMACEUTICALS                $233.6    $152.0  $ 123.4
 ALZA TECHNOLOGIES                    455.3     413.0    393.1
 OTHER                                  2.4       0.8      3.2
_________________________________________________________________

  Total Segment Revenues              691.3     565.8    519.7
  Intersegment Elimination           (106.8)   (101.4)  (106.6)
_________________________________________________________________

     Total Revenues                 $ 584.5   $ 464.4  $ 413.1
_________________________________________________________________
Operating Income (Loss)
 ALZA PHARMACEUTICALS               $  13.2   $(326.7)  $(13.4)
 ALZA TECHNOLOGIES                    208.1     147.6    174.0
 OTHER                                (17.0)    (24.9)   (21.4)
 _________________________________________________________________
    Total Operating Income (Loss)   $  204.3  $(204.0)  $139.2
 _________________________________________________________________

     In 1997, the operating loss for ALZA Pharmaceuticals includes charges totaling $334.0 million for the purchase of TDC, the contribution to Crescendo, and a payment in connection with a development and option agreement for Cereport between ALZA and Alkermes. Excluding these charges, operating income for ALZA Pharmaceuticals would have been $7.3 million in 1997. Operating income for ALZA Technologies in 1997 included charges totaling $34.4 million related to a development and commercialization agreement between ALZA and Janssen for Transfenta, a write-down of manufacturing and research and development assets, and costs related to a workforce reduction. Excluding these charges, operating income for ALZA Technologies would have been $182.0 million in 1997.

ALZA PHARMACEUTICALS

     ALZA Pharmaceuticals derives its revenues from sales of ALZA marketed products to the pharmaceuticals marketplace in the United States and Canada and to distributors who market the products elsewhere; research and development revenues from Crescendo (and prior to 1998, TDC); co-promotion fees from third parties, and fees received with respect to rights to market outside the United States or Canada products marketed or intended to be marketed by ALZA Pharmaceuticals in the United States and Canada. Revenues from Crescendo (and previously, TDC) are offset by intersegment charges from ALZA Technologies for research and development expenses related to potential products for marketing by ALZA under development by Crescendo. Crescendo is expected to expend its funds within the next two years, at which time ALZA Pharmaceuticals would no longer have offsetting revenues for these research and development expenses. ALZA Pharmaceuticals' costs and expenses include costs of products shipped for ALZA-marketed products, including costs of products manufactured by ALZA Technologies and third party manufacturers, research and development expenses billed by ALZA Technologies and others, sales and marketing expenses and amortization of product acquisition payments.

     In 1998, ALZA Pharmaceuticals' operating income increased to $13.2 million from $7.3 million in 1997, excluding certain charges described above. This improvement was due to a 125% increase in net sales of ALZA-marketed products and an increase in gross margin as a percentage of net sales on these products to 74% in 1998 compared with 73% in 1997. These increases were offset by increased sales and marketing expenses and amortization of product acquisition payments. In 1997, ALZA Pharmaceuticals' operating income increased to $7.3 million, excluding certain charges described above, compared with an operating loss of $13.4 million in 1996. This increase resulted primarily from a 128% increase in net sales of ALZA-marketed products and an increase in the gross margin to 73% in 1997 from 55% in 1996, partially offset by an increase in sales and marketing expenses and an increase in amortization of product acquisition costs in 1997 compared to 1996.

ALZA TECHNOLOGIES

	ALZA Technologies derives its revenues from net sales of products manufactured for client companies and for ALZA Pharmaceuticals, royalty revenues, fee revenues resulting from agreements with client companies, and revenues for research and development activities undertaken for client companies and ALZA Pharmaceuticals. In 1998, operating income for ALZA Technologies increased to $208.1 million compared with $182.0 million in 1997, excluding certain charges described above. This increase was primarily due to a 16% increase in royalties, fees and other revenues, a 21% increase in contract manufacturing sales and an improvement in gross margin to 24% in 1998 compared with 15% in 1997. Operating income in 1997 increased to $182.0 million, excluding certain charges, from $174.0 million in 1996 due to a 5% increase in royalties and fees, an 8% increase in contract manufacturing sales and an improvement in gross margin to 15% in 1997 from 12% in 1996.

OTHER

     In 1998, the operating loss for the "Other" segment was $17.0 million, compared with $24.5 million in 1997, excluding a $0.4 million charge related to a workforce reduction. The decrease in the operating loss was due primarily to lower allocated internal expenses, a reduction in certain corporate expenses and higher cash surrender value of company-owned life insurance policies in 1998 compared with 1997. The operating loss for the Other segment increased to $24.5 million in 1997, excluding certain charges, compared with $21.4 million in 1996, due primarily to lower rent and service revenues in 1997 compared with 1996, partially offset by higher cash surrender value of company-owned life insurance policies in 1997.

                            NET SALES

NET SALES
(Dollars in millions)                 1998       1997      1996
_________________________________________________________________

ALZA PHARMACEUTICALS
 Ethyol-registered trademark-        $ 32.6    $ 20.6     $ 9.4
 Mycelex-registered trademark-
    Troche                       			   25.9      10.8     		-
 Elmiron-registered trademark-         23.0       4.8       -
 Testoderm-registered trademark-
    TTS line                           10.0       6.3       6.7
 Ditropan-registered trademark-         8.7       1.0       -
 Other                                 19.1       9.4       7.1
_________________________________________________________________

  Total                               119.3      52.9      23.2
_________________________________________________________________
ALZA TECHNOLOGIES
 Contract manufacturing               113.6      93.2      85.4
 Intersegment                           6.6       6.0       6.8
_________________________________________________________________
  Total                               120.2      99.2      92.2
_________________________________________________________________
Intersegment eliminations             (6.6)     (6.0)     (6.8)
_________________________________________________________________
     Total net sales                $ 232.9   $ 146.1   $ 108.6
_________________________________________________________________
Total net sales as a percentage
  of total revenues                   40%       31%       26%
_________________________________________________________________
ALZA Pharmaceuticals as a percentage
  of total net sales                  51%       36%       21%
_________________________________________________________________

ALZA PHARMACEUTICALS

     Included in net sales of ALZA-marketed products are sales of the products marketed directly by ALZA in the United States and Canada, and sales of those products in other countries through distributors. Net sales of ALZA-marketed products increased 125% in 1998 compared to 1997, resulting from a 58% increase in sales of Ethyol-registered trademark- (amifostine), together with sales of Mycelex-registered trademark- (clotrimazole) Troche, Elmiron registered trademark- (pentosan polysulfate sodium), BiCitra registered trademark- (sodium citrate and citric acid), PolyCitra registered trademark- (potassium citrate), and Ditropan-registered trademark- (oxybutynin chloride), the rights to all of which were acquired by ALZA in the second half of 1997, and sales of Testoderm-registered trademark- TTS (Testosterone Transdermal System), which was launched in March 1998.

   In 1997, net sales of ALZA-marketed products increased 128% compared with 1996, primarily as a result of sales of Mycelex Troche and Elmiron, rights to each of which were acquired in 1997. Sales of Ethyol, which was launched in April 1996, also contributed to the increase in sales of ALZA-marketed products in 1997.

   Net sales of ALZA-marketed products can be expected to vary from quarter to quarter, particularly in the first years after launch of a new product. Rights to several of the ALZA-marketed products were acquired by ALZA during 1997. Ethyol, Elmiron and Testoderm TTS were cleared for marketing during the past few years and have not yet achieved their steady-state sales levels. Wholesaler stocking patterns, managed care and formulary acceptance, the introduction of competitive products, and acceptance by patients and physicians will affect future sales of these products.

Product Acquisitions

     In July 1997, ALZA acquired exclusive rights to Mycelex Troche in the United States from Bayer Corporation ("Bayer"). Under the terms of the agreement, ALZA made a $50.0 million upfront payment to Bayer, which was capitalized, and will make an additional payment, which will be capitalized, if net sales of the product during a certain period are above a specified level. Bayer manufactures Mycelex Troche for ALZA.

     In October 1997, ALZA acquired the exclusive rights in the United States and Canada to Elmiron and three additional urology products, BiCitra, PolyCitra and Neutra-Phos-registered trademark (potassium and sodium phosphate), from Baker Norton
Pharmaceuticals, Inc. and its parent, IVAX Corporation,
(together, "IVAX"). Under the terms of the agreement, ALZA paid a $75.0 million upfront fee to IVAX, which was capitalized, and must pay additional fees if specified Elmiron sales levels are achieved during the five years ending October 2002. ALZA incurred an additional fee of $8.5 million in 1998 based upon Elmiron sales, which was capitalized. IVAX manufactures the products for ALZA and receives payments from ALZA based on sales of the products.

	In October 1997, ALZA acquired the rights in the United States to the immediate-release Ditropan product and trademark from Hoechst Marion Roussel, Inc. ("HMRI"). ALZA also acquired the rights to the product in Canada in April 1998 from HMRI and Proctor & Gamble Pharmaceuticals, Inc. ("P&G"). Under the terms of the agreements, ALZA made upfront payments to HMRI and P&G, which were capitalized, and incurred additional fees of $12.5 million in 1998 to HMRI based upon Ditropan sales levels in the United States, which were capitalized. HMRI manufactures the product for ALZA. ALZA has the right to market other products in the United States and Canada under the Ditropan trademark, and HMRI will receive royalty payments from ALZA if the trademark is used by ALZA with other products, such as Ditropan XL.

	In November 1998, ALZA acquired the exclusive marketing and distribution rights in the United States to Urispas-registered trademark- (flavoxate hydrochloride) from SmithKline Beecham
("SB"). Under the terms of the agreement, ALZA paid a $25.0 million upfront fee to SB, which was capitalized, and may be required to make additional milestone payments. SB manufactures the product for ALZA.

Acquisition of SEQUUS Pharmaceuticals, Inc.

     In October 1998, ALZA and SEQUUS announced that the companies had entered into a definitive merger agreement under which ALZA would acquire SEQUUS, subject to the approval of SEQUUS stockholders. The merger was consummated on March 16, 1999. As a result, SEQUUS' commercialized products, Doxil -registered trademark- (doxorubicin HCl liposome injection), an anticancer product, and Amphotec-registered trademark- (amphotericin B cholesteryl sulfate complex for injection), an antifungal product, became ALZA-marketed products.

Launch of Ditropan XL

     On February 1, 1999 ALZA launched Ditropan XL in the United
States. This product is expected to contribute significantly to sales of ALZA-marketed products in 1999 and beyond.

ALZA TECHNOLOGIES

     Net sales from contract manufacturing include sales generated from contract manufacturing activities for ALZA's client companies and ALZA Pharmaceuticals. Net sales from contract manufacturing increased 22% in 1998 compared with 1997, primarily due to a 34% increase in ALZA shipments of Duragesic. Net sales from contract manufacturing increased 9% in 1997 compared with 1996, primarily due to a 27% increase in ALZA shipments of Nicoderm-registered trademark- and NicoDerm-registered trademark- CQ-trademark(nicotine) and a 14% increase in ALZA shipments of Duragesic.

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

                          GROSS MARGIN

Gross margin as a percentage of net sales
                                       1998    1997      1996
_________________________________________________________________
 ALZA PHARMACEUTICALS (1)              74%      73%       55%
 ALZA TECHNOLOGIES (1)                 24%      15%       12%
 _________________________________________________________________
 Gross margin as a percentage of
   total net sales (2)                 50%      36%       21%
_________________________________________________________________
(1)  Includes intersegment revenues or expenses
(2)  After intersegment eliminations

     The increase in total gross margin in 1998 compared to 1997 and 1996 was due to increased sales of higher-margin products by ALZA Pharmaceuticals and increased margins on products shipped by ALZA Technologies to client companies. ALZA expects its gross margin on net sales to increase from historical rates over the longer term, although quarter-to-quarter fluctuations, even significant ones, can be expected to continue to occur. A trend of higher gross margins may be achieved through a proportionate increase in the sales by ALZA Pharmaceuticals in relation to sales by ALZA Technologies and, to a lesser extent, increased utilization of capacity and greater operating efficiencies by ALZA Technologies.

ALZA PHARMACEUTICALS

     The gross margin on net sales of ALZA-marketed products increased in 1998 compared to 1997 and 1996 due to an increase in net sales of higher margin products, in large part reflecting a full year of sales in 1998 of products acquired in 1997. The increase in gross margin in 1997 compared with 1996 reflected the addition of higher margin products to the ALZA Pharmaceuticals portfolio in 1997.

ALZA TECHNOLOGIES

     The gross margin on net sales of products manufactured by ALZA Technologies for sale by client companies and ALZA Pharmaceuticals increased in 1998 compared with 1997 and 1996 as a result of an increase in shipments of higher-margin products to client companies. ALZA Technologies' gross margin on contract manufacturing sales is usually considerably lower than ALZA Pharmaceuticals' gross margin on its sales of ALZA-marketed products. ALZA's client-funded product development agreements generally provide for a supply price that is intended to cover ALZA's costs to manufacture the product plus a small margin.
ALZA also receives royalties on the clients' sales of the products, which are included in royalties, fees and other revenues. Sales to ALZA Pharmaceuticals are based upon negotiated prices, which approximate the prices charged to third parties.

               ROYALTIES, FEES AND OTHER REVENUES

     Royalties, fees and other revenues consist largely of royalties paid by client companies on products developed under joint development and commercialization agreements with ALZA and other client companies and marketed by the companies. Fee revenues consist of upfront milestone and other one-time, special, or infrequent payments made under joint development agreements or by distributors who acquire rights to market ALZA products outside the United States and Canada, or co-promotion fees.

ROYALTIES, FEES AND OTHER REVENUES
(Dollars in millions)                   1998      1997    1996
_________________________________________________________________

ALZA PHARMACEUTICALS                 $   21.3  $   7.6   $  3.6
ALZA TECHNOLOGIES                       203.5    174.9    166.5
OTHER                                     2.4      0.8      3.2
_________________________________________________________________
Total royalties, fees and
  other revenues                     $  227.2  $ 183.3  $ 173.3
_________________________________________________________________
Percentage of total revenues             39%      39%      42%
_________________________________________________________________

ALZA PHARMACEUTICALS

     In 1998, fee revenue for ALZA Pharmaceuticals included technology fees of $10.7 million from Crescendo and a fee from Synthelabo for the rights to commercialize OROS oxybutynin
(Ditropan XL in the United States) in Europe, and co-promotion fees with respect to products co-promoted by ALZA Pharmaceuticals.
In 1997, ALZA Pharmaceuticals' fee revenue consisted of $4.0 million in technology fees from Crescendo, and copromotion fees. Fee revenue in 1996 consisted of co-promotion and commercialization fees.

ALZA TECHNOLOGIES

	Royalties, fees and other revenues for ALZA Technologies increased 16% in 1998 compared to 1997, primarily as a result of increased royalties due to a higher effective royalty rate on and increased sales of Duragesic by Janssen, and a higher royalty rate on and increased sales of Glucotrol XL-registered trademark (glipizide) by Pfizer, Inc. ("Pfizer"). Partially offsetting these increases in royalties were lower royalties on sales of Procardia XL by Pfizer and NicoDerm CQ by SB. Commercialization and licensing fees also contributed to the increase in royalties, fees and other revenues in 1998 compared with 1997. Fee revenues for 1998 included an upfront payment from Janssen related to the initiation of a new transdermal fentanyl product development program.

     On June 29, 1998, ALZA Development Corporation, a wholly-owned subsidiary of ALZA, elected to exercise its option to acquire all of the outstanding limited partnership interests in the TTS Partnership, which was formed in 1982 to develop and commercialize products combining ALZA's proprietary transdermal drug delivery technology with certain generic compounds. The exercise price of $91.2 million (determined under a formula set in 1983) was paid in cash to the limited partners on August 14, 1998. ALZA had been paying the TTS Partnership four percent of net sales of Duragesic and Testoderm-registered trademark- (testosterone) two products developed by ALZA on behalf of the TTS Partnership. As a result of the exercise of the purchase option, ALZA has all rights to these products, and therefore retains all royalties paid by Janssen on sales of Duragesic, the full transfer price and royalties from sales of Testoderm outside the United States, and the full sales margin on Testoderm in the United States. The purchase price was recorded as deferred product acquisition cost.

     As of September 1998, ALZA and Janssen entered into an agreement under which Janssen is making a series of eight quarterly payments to ALZA over two years to help defray ALZA's substantial purchase price paid for the limited partnership interests in the TTS Partnership. In exchange, the royalty rate payable by Janssen to ALZA with respect to Duragesic has been reduced by a portion of the rate that ALZA had previously paid to the TTS Partnership.

     As of March 1998, ALZA and Alkermes entered into an exclusive license agreement for two of ALZA's oral drug delivery technologies: RingCap-trademark- and dose sipping technology. Under this arrangement, ALZA granted Alkermes worldwide rights to the two technologies and Alkermes will be responsible for continuing research and development of products incorporating them. ALZA received upfront payments from Alkermes and will receive a portion of Alkermes' revenues from the development and commercialization of products incorporating the technologies.

	The growth in royalties, fees and other revenues in 1997 compared with 1996 was due to increased sales of Glucotrol XL, Duragesic, NicoDerm CQ, and Catapres-TTS-registered trademark (clonidine). These increases were partially offset by decreased royalties on sales of Procardia XL. Commercialization and licensing fees also contributed to the increase in royalties, fees and other revenues in 1997 compared with 1996. Fees for 1997 included upfront payments from Knoll Pharmaceutical Company in connection with an agreement for continued development and worldwide commercialization of the OROS-registered trademark hydromorphone product, from SB in connection with an agreement for the commercialization of the Nicoderm product in numerous international markets, and from Pfizer for the rights to commercialize the OROS-registered trademark- pseudoephedrine product in certain countries outside the U.S.

     Sales of Procardia XL, as reported by Pfizer, decreased 13% in 1998 from 1997, and decreased 18% in 1997 from 1996.
Royalties from Procardia XL accounted for approximately 8% of total revenues in 1998, compared with 12% in 1997 and 18% in 1996. Several companies have filed Abbreviated New Drug Applications ("ANDA") with the United States Food and Drug Administration ("FDA") requesting clearance to market generic equivalents to Procardia XL, and one company has received tentative FDA approval of its ANDA. Pfizer has filed suit against these companies for infringement of patent rights relating to the nifedipine active drug substance in Procardia XL, and is also involved in litigation with the FDA and one of the ANDA applicants concerning the regulatory status of the company's product. It is not possible to predict the timing and amount of the negative impact on sales of Procardia XL that will result from competition from these or other potential generic sustained release nifedipine products.

                    RESEARCH AND DEVELOPMENT

	ALZA's research and development revenues generally represent reimbursement of costs, including a portion of general and administrative expenses, by clients, including Crescendo (and previously, TDC) for development of products. Therefore, product development activities do not contribute significantly to operating results.

Research and Development Revenues
(Dollars in millions)                    1998      1997    1996
_________________________________________________________________
ALZA PHARMACEUTICALS
 Crescendo                            $  93.0   $  28.2  $  -
 TDC                                      -        63.3    96.6
_________________________________________________________________
  Total ALZA Pharmaceuticals             93.0      91.5    96.6
_________________________________________________________________
ALZA TECHNOLOGIES
 Crescendo                                2.0       1.5     -
 TDC                                      -         4.5     4.1
 Other clients                           29.4      37.5    30.5
 Intersegment                           100.2      95.4    99.8
_________________________________________________________________
  Total ALZA Technologies               131.6     138.9   134.4
Intersegment elimination               (100.2)    (95.4)  (99.8)
Total research and development
  revenues                           $  124.4    $135.0 $ 131.2
_________________________________________________________________
Percentage of total revenues             21%       29%     32%
_________________________________________________________________

ALZA PHARMACEUTICALS

      ALZA Pharmaceuticals derives research and development revenues from Crescendo and, prior to 1998, TDC. Revenues from Crescendo (and TDC) are offset by intersegment charges from ALZA Technologies for research and development expenses incurred on behalf of ALZA Pharmaceuticals for research and development related to products under development for marketing by ALZA Pharmaceuticals.

Crescendo Pharmaceuticals Corporation

      In September 1997, ALZA contributed $300.0 million in cash to Crescendo for Crescendo's Class A Common Stock (the "Crescendo Shares"). Also in September 1997, the Crescendo Shares were distributed to the holders of ALZA common stock and ALZA's outstanding convertible subordinated debentures. ALZA recorded a charge of $247.0 million (including expenses of $4.0 million) and interest expense of $8.0 million related to ALZA's contribution to Crescendo and the distribution to stockholders and debenture holders, respectively. ALZA also recorded a dividend of $49.1 million to ALZA stockholders in connection with the distribution of the Crescendo Shares.

	Under a Development Agreement between ALZA and Crescendo, Crescendo is funding the development of human pharmaceutical products proposed by ALZA and accepted by Crescendo. The development of certain specified products was funded by Crescendo beginning August 25, 1997, the date on which TDC ceased funding the development of such products.

      Under a Technology License Agreement between ALZA and Crescendo, ALZA has granted to Crescendo a worldwide license to use ALZA technology solely to select and develop Crescendo products, to conduct related activities, and to commercialize Crescendo products. In exchange for the license to use existing ALZA technology relating to the products initially under development by ALZA and Crescendo, Crescendo pays a technology fee to ALZA, payable monthly over a period of three years, in the amount of $1.0 million per month for the 12 months following the distribution of the Crescendo Shares, $667,000 per month for the following 12 months and $333,000 per month for the following 12 months. The technology fee will no longer be payable at such time as fewer than two of the seven initial products under development by ALZA and Crescendo are being developed by Crescendo and/or have been licensed by ALZA pursuant to the option, granted to it by Crescendo, to license any or all Crescendo products. ALZA recorded technology fee revenue from Crescendo of $10.7 million and $4.0 million for 1998 and 1997, respectively. Three of the seven initial products were in development and/or had been licensed at December 31, 1998.

      ALZA has an option to acquire an exclusive, royalty-bearing license to each product developed by Crescendo under the Development Agreement. The option is exercisable on a product-by product, country-by-country, basis. In December 1998, ALZA exercised its option to obtain a worldwide license to OROS oxybutynin (Ditropan XL). Under the terms of the license agreement, ALZA will make payments to Crescendo based upon worldwide sales of the product, which was developed by ALZA on behalf of Crescendo. In consideration of the grant of the license, ALZA must pay Crescendo 2.5% of net sales of the licensed product for the first year, 3% for the second and third years. Thereafter, until 15 years after the date of the first commercial sale of the product, the percentage would be based upon development costs of the product paid by Crescendo; based upon current information, this rate is expected to be between 5% and 6%.

	In addition, under Crescendo's Restated Certificate of Incorporation, ALZA has the right to purchase all (but not less than all) of the Crescendo Shares at a price based upon a pre established formula, discussed in Note 7 to the consolidated financial statements.

Therapeutic Discovery Corporation

	In September 1997, ALZA purchased all of the outstanding shares of TDC Class A Common Stock for $100.0 million in cash.
The purchase resulted in a charge of $77.0 million to acquisition of inprocess research and development. Approximately $23.0 million of the purchase price was allocated to a deferred tax asset arising from TDC's net operating loss carryforwards and capitalized research and development expense. TDC was formed by ALZA in 1993 to develop and commercialize products incorporating ALZA's drug delivery technologies. At the time of its purchase by ALZA, TDC had a broad range of products in development, although none of these products had yet received regulatory approval for marketing. A significant portion of the purchase price was charged to the acquisition of in-process research and development because the TDC products were under development and had not yet been approved by the FDA. In addition, because TDC had rights only to specific products, and not technology, the products acquired had no alternative future uses.

ALZA TECHNOLOGIES

     Research and development revenues decreased 5% in 1998 compared to 1997, reflecting a decline in product development activities under agreements with client companies. The increase in research and development revenues in 1997 compared to 1996 was due to product development activities undertaken on behalf of client companies and ALZA Pharmaceuticals. The 1996 research and development revenues were reduced by charges related to a credit from ALZA to TDC and a write-off of potentially uncollectible receivables totaling $2.1 million. Research and development revenues increased 2% in 1997 compared to 1996, excluding the 1996 charges, reflecting an increase in product development under ALZA's agreements with client companies, partially offset by a decline in revenues from ALZA Pharmaceuticals.

Research and Development Expenses
(Dollars in millions)                  1998      1997      1996
_________________________________________________________________

ALZA PHARMACEUTICALS
 Intersegment                      $  100.2   $  95.4    $ 99.8
_________________________________________________________________
ALZA TECHNOLOGIES                     150.8     151.5     137.7
_________________________________________________________________
OTHER                                   6.0       5.3       3.9
_________________________________________________________________
Intersegment elimination             (100.2)    (95.4)    (99.8)
Total research and development
   expenses                         $ 156.8   $ 156.8   $ 141.6
_________________________________________________________________
As a percentage of total revenues       27%       34%      34%
_________________________________________________________________

ALZA PHARMACEUTICALS

     ALZA Pharmaceuticals engages ALZA Technologies to perform research and development services, the cost of which is determined based upon amounts that would be charged to third parties for similar services. Expenses related to these services were relatively constant in 1998, 1997 and 1996, reflecting expenses relating to Crescendo products and, to a small extent, other research and development projects.

Development and Option Agreements

      In September 1997, ALZA entered into a clinical development and option agreement with Alkermes relating to Cereport, a compound intended to facilitate the delivery of chemotherapeutic agents to the brain. Under the terms of the agreement, ALZA paid Alkermes $10.0 million, which was charged to acquisition of in-process research and development. Under the agreement, Alkermes is conducting additional clinical activities related to Cereport, and ALZA has the option to acquire exclusive worldwide commercialization rights to the product.

      ALZA entered into two agreements with Janssen, effective December 31, 1997, modifying the previous arrangements between the parties relating to two E-TRANS fentanyl products. Under one agreement, ALZA Pharmaceuticals is continuing the development, with Crescendo, of an E-TRANS fentanyl product for the treatment of chronic and breakthough pain. Janssen will have an option, exercisable until 90 days after ALZA has spent $30.0 million on product development, to take over funding the continued development of the product and to commercialize the product worldwide. If Janssen exercises its option, ALZA will receive a share of the United States operating profits from the product and royalties from sales of the product outside the United States, and ALZA Pharmaceuticals will have the right to co-promote the product. If Janssen does not exercise its option, ALZA may continue the development of the product, which ALZA did not have the right to develop independent of Janssen prior to the modification of the arrangements with Janssen. The second agreement is discussed below under "ALZA Technologies."

ALZA TECHNOLOGIES

     Research and development expenses in 1998 compared to 1997 were relatively constant after excluding $1.4 million in costs related to workforce reductions in 1997. The increase in research and development expenses in 1997 compared to 1996 reflects the increased activity for client companies, including ALZA Pharmaceuticals.

Development Agreement

     ALZA entered into two agreements with Janssen, effective December 31, 1997, modifying the previous arrangements between the parties relating to two E-TRANS fentanyl products. Under a development and commercialization agreement, ALZA and Janssen modified the agreement pursuant to which the companies were jointly developing Transfenta, for the treatment of acute pain. In connection with this modified agreement,

ALZA made a one-time payment of $21.5 million to Janssen.
As the product was not yet approved by the FDA and has no alternative future use, the payment was charged to acquisition of in-process research and development.
ALZA will receive a share of the United States operating profits from the product and royalties from sales of the product outside the United States, and ALZA Pharmaceuticals will have the right to co-promote the product. The product is in Phase III clinical development. Prior to the modifications described above, the agreement with Janssen for Transfenta was a typical client arrangement for ALZA under which Janssen paid all development costs, and ALZA would receive a royalty based on sales of the product, if it was successfully developed. The second agreement is discussed above under ALZA Pharmaceuticals.

OTHER

    	Other research and development expenses primarily comprise ALZA's commercial development costs that are of a general corporate nature and are not allocated to ALZA Pharmaceuticals or ALZA Technologies. These costs have increased in 1998 and 1997 over prior years as ALZA increases its efforts in connection with various product acquisition, licensing and distribution arrangements with other companies.

          SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
(Dollars in millions)                  1998      1997      1996
_________________________________________________________________
ALZA PHARMACEUTICALS
 Sales and marketing expenses       $  77.0    $ 28.8    $ 24.2
_________________________________________________________________
   Total                               77.0      28.8      24.2
_________________________________________________________________
ALZA PHARMACEUTICALS
 Amortization of product acquisition
 payments                              11.1       4.0       2.2
ALZA TECHNOLOGIES
 Amortization of product acquisition
 payments                               4.6       -         -
_________________________________________________________________
   Total                               15.7       4.0       2.2
_________________________________________________________________
OTHER
 General and administrative expenses   13.9      19.0      20.7
_________________________________________________________________
Total selling, general and
  administrative expenses            $106.6     $51.8    $ 47.1
_________________________________________________________________
Total selling, general and
administrative expenses a
percentage of total revenues            18%       11%       11%
_________________________________________________________________

ALZA PHARMACEUTICALS

     Sales and marketing expenses increased substantially in 1998 as compared to 1997 as a result of a significant increase in the size of ALZA's sales organization, and its expanded sales and marketing activities. In July 1998, ALZA entered into arrangements with VIVUS, Inc. and Innovex, Inc. whereby ALZA expanded its sales organization from approximately 100 to approximately 360 sales professionals.

	Higher sales and marketing expenses in 1997 compared with 1996 resulted from the expansion of ALZA's sales organization and increased marketing costs in support of Ethyol, Mycelex Troche and Elmiron.

      Amortization of product acquisition payments for the ALZA Pharmaceuticals segment increased significantly in 1998 compared to 1997 due to a full year of amortization of the acquisition costs of products acquired in 1997 and, to a lesser extent, products acquired in 1998. The 1997 increase in amortization expense compared with 1996 was due to the amortization of acquisition costs of products acquired in 1997.

ALZA TECHNOLOGIES

      Amortization of product acquisition payments for ALZA Technologies increased significantly in 1998 compared to 1997 due to six months amortization of the $91.2 million exercise price to acquire all of the outstanding limited partnership interests in the TTS Partnership discussed above. For reporting purposes, these costs are treated as product acquisition costs because they relate to acquiring the rights to Duragesic and retaining all royalties paid by Janssen on sales of that product.

OTHER

   	General and administrative expenses declined 25% in 1998 compared to 1997, excluding $0.4 million in costs related to workforce reductions in 1997. This decline is due to lower allocated depreciation and facilities costs, a reduction in certain corporate costs and an increase in the cash surrender value of company-owned life insurance policies. General and administrative expenses declined 10% in 1997 compared to 1996 excluding the costs described above. While corporate administrative costs increased 5% in 1997 compared with 1996, this increase was offset by an increase in the cash surrender value of life insurance policies.

                   INTEREST INCOME AND EXPENSE

NET INTEREST
(Dollars in millions)                  1998        1997      1996
_________________________________________________________________
Interest and other income           $ (24.8)    $ (55.6)  $ (52.9)
Distribution to debenture holders       -           8.0
Interest expense                       56.3        55.0      43.0
_________________________________________________________________
 Net interest and other
  expense (income)                  $  31.5     $   7.4   $  (9.9)
_________________________________________________________________


     Interest and other income decreased 55% in 1998 compared to 1997 primarily due to significantly lower average invested cash balances during 1998. ALZA's lower cash balances in 1998 are attributable to the purchase of TDC, the formation of Crescendo and several product acquisitions, all of which occurred in the second half of 1997, and payment of $91.2 million for the exercise of the option to acquire all of the outstanding limited partnership interests in the TTS Partnership, which occurred in the third quarter of 1998.

      Interest and other income increased 5% in 1997 compared to 1996, primarily due to higher average invested cash balances during 1997 following ALZA's issuance of $500.0 million of the 5% Debentures in April 1996, offset by lower realized gains on the sales of investments in 1997 compared with 1996.

     	Interest expense increased 2% in 1998 compared to 1997, as a result of higher interest on the 5 1/4% zero coupon convertible subordinated debentures due 2014 (the "5 1/4% Debentures") issued in 1994.

      Interest expense increased 28% in 1997 compared to 1996, as the 5% Debentures were outstanding for all of 1997. Also contributing to the increase were lower amounts of capitalized interest on construction projects and higher interest on the 5
1/4% Debentures.

      The 1997 distribution to debenture holders is related to the Crescendo transaction as discussed under "Crescendo
Pharmaceuticals Corporation" above.

                          INCOME TAXES

      In 1998, ALZA's effective income tax rate was 35%. In 1997, ALZA recorded income tax expense of $49.7 million despite ALZA's pretax loss, as certain charges recognized in 1997 are generally not deductible for income tax purposes. ALZA's 1997 effective income tax rate was 35% excluding such items, compared to 38% in 1996. The rate decline in 1998 and 1997 from 1996 was primarily due to increased investment and research tax credits.

LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY AND CAPITAL RESOURCES
(In millions)                         1998      1997      1996
_________________________________________________________________
Working capital                     $ 270.9   $ 253.4   $ 494.8
Cash and investments                  488.6     535.8     999.8
Total assets                        1,576.3   1,369.2   1,613.7
Long-term debt                        922.6     902.6     882.3
Net cash provided by (used in)
  operating activities                144.2    (185.9)    123.3
Capital expenditures                   58.0      38.8      48.6
Product acquisition payments          127.6     140.1       -
_________________________________________________________________

     During 1998, ALZA paid $91.2 million in cash for the purchase of all of the outstanding limited partnership interests of the TTS Partnership. Also in 1998, ALZA made an upfront fee payment of $25.0 million to SB for the United States rights to Urispas, and made additional fee payments of $6.2 million to HMRI for the immediate release Ditropan product, and $5.0 million to U.S. Bioscience ("USB") related to Ethyol. Cash for these transactions was provided from the sales and maturities of short- and long-term investments, as well as from cash and cash equivalents.

      During 1997, ALZA paid $100.0 million in cash for the purchase of all of the shares of TDC, and contributed $300.0 million in cash to Crescendo. Also in 1997, ALZA paid Bayer a $50.0 million upfront fee for the United States rights to Mycelex Troche, made a $10.0 million payment to USB related to Ethyol and made an upfront payment of $75.0 million to IVAX for the United States and Canadian rights to Elmiron and three additional urology products. ALZA also paid $10.0 million to Alkermes under the agreement related to Cereport. Also during 1997, ALZA made a $36.2 million investment in areal estate joint venture, described below. Cash for these transactions was provided from the sales and maturities of short and long-term investments, as well as from cash and cash equivalents.

      Cash flow provided by operating activities in 1998 was $165.7 million, excluding a $21.5 million payment to Janssen in January 1998 discussed above under "Certain Items Affecting Comparability of Operating Results". Cash flow provided by operating activities in 1997 was $149.8 million excluding a $247.0 million charge and $8.0 million interest expense relating to ALZA's distribution of shares of Crescendo; a $77 million charge relating to the purchase of TDC; a $10.0 million payment to Alkermes under an agreement relating to Cereport; and $1.8 million in severance payments; and an $8.1 million income tax benefit. These items are discussed above under "Certain Items Affecting Comparability of Operating Results." Cash flow from operating activities in 1996 was $123.3 million.

      In late 1997, ALZA acquired a 50% interest in a real estate joint venture for the development of a 13-acre parcel of land in Mountain View, California. ALZA invested $36.2 million in the joint venture, which will be applied to the construction of buildings on the parcel. ALZA is also obligated to make improvements to the buildings, the total cost of which is estimated to be in excess of $100.0 million; approximately $39.2 million had been spent as of December 31, 1998. The improvements are currently expected to be completed during the fourth quarter of 1999. The joint venture will lease the buildings to ALZA upon completion of construction. The leases provide for an initial term of 15 years with scheduled annual rent increases, followed by two 10-year extension periods with rent increases based upon the Consumer Price Index. ALZA receives 50% of the joint venture's income.

     	ALZA has also entered into a ground lease agreement for an adjacent seven-acre parcel of land on which it may construct a pilot plant, laboratories and other technical facilities. The term of the ground lease is approximately 33 years and includes options for ALZA to purchase, or to be required to purchase, the property.

      ALZA's capital spending for 1998 was $58.0 million for additions to property, plant and equipment to support its expanding research, development and manufacturing activities, compared to capital spending of $38.8 million in 1997 and $48.6 million in 1996. While ALZA believes its current facilities and equipment are sufficient to meet its current operating requirements, ALZA is expanding its facilities and equipment to support its medium-term and long-term requirements. Capital expenditures in 1999 are expected to increase over 1998 levels.

     	ALZA believes that its existing cash and investment balances are adequate to fund its cash needs for 1999 and beyond. In addition, should the need arise, ALZA believes it would be able to borrow additional funds or otherwise raise additional capital. ALZA may consider using its capital to make strategic investments or to acquire or license technology or products. ALZA may also enter into strategic alliances with third parties that could provide access to additional capital.

Acquisition of SEQUUS Pharmaceuticals, Inc.

      On October 5, 1998, ALZA and SEQUUS announced that the companies entered into a definitive merger agreement under which ALZA would acquire SEQUUS, subject to SEQUUS' stockholder approval and certain other conditions. Under the terms of the agreement, ALZA acquired all of SEQUUS' outstanding stock in a tax-free, stockfor-stock transaction on March 16, 1999. SEQUUS stockholders received 0.4 shares of ALZA common stock for each share of SEQUUS common stock. Based upon SEQUUS' outstanding shares, ALZA issued 13.2 million shares as a result of the acquisition. ALZA may issue up to 1.7 million additional shares upon the exercise of outstanding SEQUUS options, warrants and purchase rights. ALZA will account for the transaction as a pooling of interests.

                             OUTLOOK

Notice Concerning Forward-Looking Statements

      The following is intended to provide an outlook for 1999 and beyond. To the extent any statements made in this section or elsewhere in this management's discussion and analysis or in the financial statements deal with information that is not historical, these statements are forward-looking. Such statements include, without limitation, plans concerning the commercialization of products, statements concerning potential product sales, future costs of products shipped (and gross margins), associated sales and marketing expenses, plans concerning development of products and other statements that are not historical facts. The occurrence of the events described, and the achievement of the intended results, are subject to various risk factors that could cause ALZA's actual results to be materially different from those presented in this outlook, some or all of which are not predictable or within ALZA's control. Many risks and uncertainties are inherent in the pharmaceutical industry; others are more specific to ALZA's business. Many of the significant risks related to ALZA's business are described in Item 1 of this Form 10-K Annual Report, and some are also discussed briefly below.

Net Sales

      Net sales of products marketed by ALZA Pharmaceuticals are expected to increase significantly in 1999 due to the launch of Ditropan XL and the marketing by ALZA of Doxil. Wholesaler stocking patterns, managed care and formulary acceptance, the introduction of competitive products, and acceptance by patients, physicians and formularies will affect future sales of ALZA's products.

      ALZA expects that 1999 contract manufacturing revenues for ALZA Technologies are expected to increase slightly from 1998 levels. Because many factors affecting contract manufacturing activities are not within ALZA's control, revenues will fluctuate from period to period depending on the volume, mix and timing of orders received from client companies and ALZA Pharmaceuticals.

Gross Margins on Net Sales

      ALZA expects that gross margins, as a percentage of net sales, will continue to increase over the longer term, although quarter-toquarter fluctuations will continue to occur. Higher gross margins may be achieved through continuing the proportionate increase in the sales by ALZA Pharmaceuticals
(as compared with sales from contract manufacturing), and increased utilization of capacity and greater operating efficiencies by ALZA Technologies.

Royalties, Fees and Other Revenues

      Fees for ALZA Pharmaceuticals in 1999 are expected to include $6.7 million in technology fees from Crescendo. Fees for 1999 may also include upfront fees from third parties in connection with arrangements for the commercialization of Crescendo products.

      ALZA expects royalties, fees and other revenues for ALZA Technologies to continue to increase in 1999 as a result of growth in sales of products currently marketed by client companies. Sales of Procardia XL, and therefore ALZA's royalties from this product, are expected to continue to decline in 1999. ALZA expects fee revenue to continue to contribute to its operating results. Fees for 1999 are expected to include the quarterly fee from Janssen discussed above under "Royalties, Fees and Other Revenues."

      Royalties, fees and other revenues, which are derived largely from sales by client companies of products developed by ALZA Technologies, vary from quarter to quarter as a result of changing levels of product sales by client companies and, occasionally, the receipt by ALZA of fees. Because ALZA's clients generally take responsibility for obtaining necessary regulatory approvals and make all marketing and commercialization decisions regarding these products, most of the variables that affect ALZA's royalties, fees and other revenues are not directly within ALZA's control. Sales of products from which ALZA derives royalties and fees are affected by the clients' marketing efforts and the introduction and marketing of competing products, among other factors. Fees are onetime in nature and will vary from year to year and quarter to quarter.

      During the next several years, ALZA intends to continue reducing its dependence on royalties and fees by further expanding ALZA's sales and marketing activities and by directly marketing and selling more products through ALZA Pharmaceuticals, including products developed with Crescendo. However, there can be no assurance that ALZA will be successful in undertaking this expansion, or that any expanded sales and marketing activities will be successful, due to factors such as the risks associated with developing, clinically testing and obtaining regulatory clearance of products for ALZA marketing by ALZA Pharmaceuticals, the difficulties and costs associated with acquiring from third parties products for ALZA Pharmaceuticals to market, the length of the regulatory approval process, the uncertainties surrounding the acceptance of new products by the intended markets, the marketing of competitive products, risks relating to patents and proprietary rights and the current health care cost containment environment. ALZA expects that, in the near term, royalties on sales by clients of currently marketed products will continue to be a substantial contributor to net income.

Research and Development

      ALZA expects that Crescendo will expend its available funds within the next two years. The rate of expenditure by Crescendo will depend upon the continued development of products currently under development by ALZA and Crescendo, and new products proposed by ALZA and accepted by Crescendo for development.
After Crescendo expends its available funds, ALZA Pharmaceuticals will incur significant expenses for research and development services provided by ALZA Technologies that will no longer be reimbursed by Crescendo.

      To maintain or increase 1998 product development revenue levels, ALZA will need to enter into new arrangements with client companies to replace revenues lost when programs terminate or products are submitted for regulatory clearance or cleared for marketing. Development agreements with client companies are generally terminable by the clients on short notice and may be terminated for many reasons, including technical issues, marketing concerns, reallocation of client resources, and changes in client priorities. In addition, product development revenues from any particular client program could decrease dramatically once the New Drug Application for the product has been filed, and could decrease earlier if the client, rather than ALZA, were to undertake the clinical development of a product. In 1999, ALZA expects to continue its current level of internal research and development in order to continue strengthening ALZA's leadership in the drug delivery field.

Selling, General and Administrative Expenses

      Sales and marketing expenses for ALZA Pharmaceuticals are expected to continue to increase in 1999, primarily due to growth in marketing efforts resulting from the acquisition of new products and the introduction of products developed by ALZA. The increase in the size of ALZA's sales organization in late 1998 will increase sales and marketing expenses in 1999 compared to 1998. Sales and marketing expenses are also expected to increase due to the launch of Ditropan XL, which occurred in February
1999, and as ALZA increases its activities for Doxil.
Amortization of product acquisition costs for 1999 will include ongoing amortization of costs of products acquired in prior years, as well as additional payments under the arrangements for the acquisition of the products.

      In August 1998, ALZA entered into an agreement under which UCB Pharma, Inc. ("UCB Pharma") is co-promoting Ditropan XL in the United States. UCB Pharma's approximately 350 sales professionals will bring the total number of sales professionals dedicated to the product's introduction to more than 700. UCB Pharma will receive a payment based on sales of Ditropan XL above certain levels. The term of the co-promotion arrangement continues through March 2002. This arrangement will result in increased sales and marketing expenses beginning in 1999.

      For ALZA Technologies, selling, general and administrative expenses in 1999 will include a full year of amortization of costs relating to the 1998 acquisition of limited partnership interests from the TTS Partnership.

Interest and Other Income

      Interest and other income is expected to be somewhat lower in 1999 as a result of the reduction of cash and investment balances in 1998.

      As a result of ALZA's investment in a real estate joint venture and construction of buildings in Mountain View, which are scheduled to be completed in late 1999, ALZA has been evaluating its real estate holdings and future facilities needs. ALZA expects to sell or lease certain Palo Alto and/or Mountain View properties in the near term, which could result in substantial gains in 1999 and lease income in 2000 and beyond.

Income Tax Rate

      ALZA currently expects its combined federal and state 1999 effective income tax rate to be approximately 35%. The actual effective income tax rate will depend upon the actual level of earnings, changes in the tax laws, and the amount of investment and research credits available and ALZA's ability to utilize such credits. Additionally, the ability to utilize SEQUUS' net operating losses will likely reduce ALZA's combined effective tax rate in 1999.

Year 2000

      ALZA is reliant upon its computer systems and applications, including scientific and manufacturing equipment containing computer-related components, to conduct its business. Key internal systems and applications include manufacturing production management, raw materials supply, inventory control, research and development activities and project management, documentation, marketing and financial systems. The majority of ALZA's significant operating and accounting systems are currently Year 2000 compliant. The financial and accounting systems that are not currently Year 2000 compliant have been identified and are in the process of being upgraded or replaced. Other internal systems have been inventoried and evaluated for Year 2000 compliance. Internal systems will be upgraded or replaced or contingency plans will be developed, as necessary. Year 2000 issues are expected to be resolved with respect to all systems critical to ALZA's business by the end of 1999.

      In addition to its internal systems, ALZA is also reliant upon the capabilities of the computer systems of its distributors, customers, vendors, banks, and government agencies. ALZA has initiated communications with third parties with whom it has material direct business relationships in order to determine their level of Year 2000 compliance.

	Year 2000 costs incurred to date have not been material. Total costs to modify ALZA's systems for Year 2000 compliance are expected to be less than $2.0 million. Such costs do not include normal system upgrades and replacements and the actual financial impact could exceed this estimate.

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

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
RISK

      ALZA's exposure to market risk for changes in interest rates relates primarily to ALZA's investment portfolio and long-term debt obligations. ALZA does not use derivative financial instruments in its investment portfolio. ALZA's investment policy requires investments with high credit quality issuers and limits the amount of credit exposure to any one issuer.

      The table below presents principal amounts and related weighted-average interest rates by year of maturity for ALZA's investment portfolio:

(In millions)                                  There-       Fair
              1999  2000  2001    2002   2003  after Total Value
____________________________________________________________________
Cash and cash equivalents
 Fixed Rate
  Securities $105.3  -     -       -      -    -    $105.3 $105.3
 Average Interest
    Rate      5.44%  -     -       -      -    -     5.44%
____________________________________________________________________
Short-term Investments
 Fixed Rate
   Securities$ 67.0  -     -       -      -     -   $ 67.0  $67.0
 Average Interest
    Rate      5.65%  -     -       -      -     -    5.65%
____________________________________________________________________
Long-term Investments
 Fixed Rate
   Securities -     $94.1  $67.0 $54.2  $42.9   -   $258.2  $261.0
 Average Interest
    Rate      -     6.17%  6.48% 6.60%   6.23%  -    6.35%
____________________________________________________________________

Total Investments
  Securities $172.3 $94.1  $67.0 $54.2  $42.9   -   $430.5  $433.3
 Average Interest
    Rate      5.52%  6.17%  6.48% 6.60%  6.23%  -    6.02%
____________________________________________________________________

      ALZA is exposed to equity price risks on the marketable portion of equity securities included in its portfolio of investments entered into to further its business and strategic objectives. These investments are generally in small capitalization stocks in the pharmaceutical and biotechnology industry sector, in companies which ALZA has research and development or product agreements. ALZA typically does not attempt to reduce or eliminate its market exposure on these securities. A 20% adverse change in equity prices would result in an approximate $11.0 million decrease in ALZA's available-for-sale securities, based upon a sensitivity analysis performed on ALZA's financial position at December 31, 1998. However, actual results may differ materially.

      ALZA derives royalty revenues from client companies with significant sales to customers in foreign counties. ALZA believes its exposure to foreign currency exchange rate risks is generally limited to such royalty revenues. ALZA does not use derivative financial instruments to mitigate this exposure.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ALZA Corporation
CONSOLIDATED STATEMENT OF OPERATIONS

Years ended December 31,
(In millions, except per share amounts)
                                       1998      1997      1996
_________________________________________________________________
REVENUES
Net sales                           $ 232.9   $ 146.1   $ 108.6
Royalties, fees and other             227.2     183.3     173.3
Research and development, including
 amounts from Crescendo, a related party
 (1998-$95.0, 1997-$29.7) and TDC, a
 related party
 (1997-$67.8, 1996-$100.7)            124.4     135.0     131.2
                                    _____________________________
 Total revenues                       584.5     464.4     413.1

COSTS AND EXPENSES
Costs of products shipped             116.8      92.8      85.2
Research and development              156.8     156.8     141.6
Selling, general and administrative   106.6      51.8      47.1
Acquisitions of in-process
 research and development               -       108.5       -
Contribution to Crescendo, a related
 party                                  -       247.0       -
Asset write-down                        -        11.5       -
                                    ____________________________
Total costs and expenses              380.2     668.4     273.9
                                    ____________________________
  Operating income (loss)             204.3    (204.0)    139.2

Interest expense                       56.3      55.0      43.0
Distribution to debenture holders       -         8.0       -
Interest and other income             (24.8)    (55.6)    (52.9)
                                    ____________________________
  Net interest and other expense
  income)                              31.5       7.4      (9.9)
                                    ____________________________
Income (loss) before income taxes     172.8    (211.4)    149.1

Provision for income taxes             60.5      49.7      56.7
                                    ____________________________
Net income (loss)                   $ 112.3   $(261.1)  $  92.4
                                    ============================
Earnings (loss) per share
  Basic                             $  1.30   $ (3.07)  $  1.10
  Diluted                           $  1.26   $ (3.07)  $  1.08

Shares
  Basic                                86.4      85.1      84.2
  Diluted                             100.5      85.1      97.2

See accompanying notes.

ALZA Corporation
CONSOLIDATED BALANCE SHEET

December 31,
(In millions, except per share amounts)         1998      1997
_________________________________________________________________
ASSETS

CURRENT ASSETS
Cash and cash equivalents                    $ 103.7   $  65.0
Short-term investments                          67.0     109.2
Receivables, net of allowance for doubtful
 accounts(1998-$1.8; 1997-$0.8)                124.2     104.2
Receivable from Crescendo, a related party      17.5      15.0
Inventories                                     50.7      37.8
Prepaid expenses and other current assets       25.9      26.8
                                             ___________________
   Total current assets                        389.0     358.0
PROPERTY, PLANT AND EQUIPMENT
Buildings and leasehold improvements           224.2     209.6
Equipment                                      170.3     145.0
Construction in progress                        50.6      22.9
Land and prepaid land leases                    34.4      24.3
                                             ____________________
                                               479.5     401.8
Less accumulated depreciation and
    amortization                              (118.5)    (91.4)
                                             ___________________
   Net property, plant and equipment           361.0     310.4
                                   							   ___________________
Investments in long-term securities            317.9     361.6
Deferred product acquisition payments          279.1     147.2
Other assets                                   229.3     192.0
                                             ___________________

   TOTAL ASSETS                              $1,576.3  $1,369.2
                                             ===================
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable                             $  55.7   $  56.9
Accrued liabilities                             56.3      45.9
Current portion of long-term debt                6.1       1.8
                                             ___________________
    Total current liabilities                  118.1     104.6

5% convertible subordinated debentures         500.0     500.0
5 1/4% zero coupon convertible subordinated
 debentures                                    422.6     402.6
Other long-term liabilities                     80.4      60.8

Commitments and contingencies

STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value, 0.1 shares
 authorized                                       -         -
Common stock, $.01 par value, 300.0 shares
 authorized;  87.3 and 85.5 shares issued
 and outstanding in
 1998 and 1997, respectively                     0.9       0.9
Additional paid-in capital                     429.0     381.5
Accumulated other comprehensive income (loss)  (10.6)     (4.8)
Retained earnings (deficit)                     35.9     (76.4)
                                            _____________________
   Total stockholders' equity                  455.2     301.2
   TOTAL LIABILITIES AND
      STOCKHOLDERS' EQUITY                  $1,576.3  $1,369.2
                                            =====================
See accompanying notes.

ALZA Corporation
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
Years ended December 31, 1998, 1997 and 1996

(In millions)

                                       ACCUMULATED            TOTAL
                   	        ADDITIONAL   OTHER      RETAINED  STOCK-
                    COMMON  PAID-IN  COMPREHENSIVE EARNINGS HOLDERS'
                     STOCK  CAPITAL   INCOME(LOSS) (DEFICIT) EQUITY

Balance, December 31,
 1995                  $0.8  $ 310.5  $  1.9      $141.4    $ 454.6

Common stock issued      -      51.7      -         -          51.7
Comprehensive income (loss)
 Net income              -        -       -         92.4       92.4
 Unrealized gains on
   securities of $3.2, net of
   reclassification adjustment
   for gains included in net
   income of $5.2       -        -       (2.0)        -         (2.0)
________________________________________________________________________
 Total comprehensive income
   (loss)                                                          90.4
________________________________________________________________________
Balance, December 31, 1996  0.8    362.2    (0.1)      233.8      596.7
________________________________________________________________________
Common stock issued         0.1     19.3        -       -           19.4
Distribution of Crescendo
 Shares                      -       -         -       (49.1)     (49.1)

Comprehensive income (loss)
Net loss                     -       -         -      (261.1)    (261.1)
 Unrealized losses on
   securities of $1.0, net of
   reclassification adjustment
   for gains included in net
   income of $3.7            -       -      (4.7)        -         (4.7)
________________________________________________________________________
Total comprehensive income
   (loss)                                                        (265.8)
________________________________________________________________________
Balance, December 31, 1997   0.9   381.5     (4.8)      (76.4)     301.2
________________________________________________________________________
Common stock issued          -     47.5        -         -         47.5
Comprehensive income (loss)
 Net income                  -      -          -       112.3      112.3
 Unrealized losses on
   securities of $4.8, net of
   reclassification adjustment
   for gains included in net
   income of $1.0            -      -       (5.8)         -        (5.8)
________________________________________________________________________
Total comprehensive income
   (loss)                                                         106.5
________________________________________________________________________
Balance, December 31, 1998  $0.9 $429.0    (10.6)      $35.9    $ 455.2
========================================================================
See accompanying notes.

ALZA Corporation
CONSOLIDATED STATEMENT OF CASH FLOWS
(In millions)

Years ended December 31,                 1998      1997      1996
________________________________________________________________________
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                      $112.3    $(261.1)   $92.4
Non-cash adjustments to reconcile net
 income (loss)
 to net cash provided by (used in)
 operating  activities:
 Depreciation and amortization           32.2      29.3       19.8
 Amortization of product acquisition
 payments                                15.7       4.0        2.2
 Interest on 5 1/4% zero coupon
  convertible subordinated debentures    21.4      20.3       19.3
 Decrease (increase) in assets:
  Receivables                           (22.6)     (2.6)      (8.6)
  Inventories                           (13.0)      1.5       (4.7)
  Prepaid expenses and other
  current assets                          4.9      (4.4)      (1.2)
 Increase (decrease) in liabilities:
  Accounts payable                        0.3      28.1        8.7
  Accrued liabilities                   (11.1)      8.7        7.8
  Deferred revenue                        -        (0.4)     (17.2)
  Other long-term liabilities             4.1     (20.8)       4.8
 Asset write-down                         -        11.5        -
                                      _______________________________
   Total adjustments                     31.9      75.2      30.9
                                      _______________________________
Net cash provided by (used in)
  operating activities                  144.2    (185.9)    123.3

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                    (58.0)    (38.8)    (48.6)
Product acquisition payments            (36.4)   (140.1)     -
Purchase of limited partners'
 interests in ALZA TTS Research
 Partners, Ltd.                         (91.2)      -          -
Investment in real estate joint
 venture                                 -        (36.2)      -
Purchase of TDC deferred tax asset       -        (23.0)      -
Purchases of available-for-sale
 securities                            (261.2)   (370.8) (1,125.2)
Sales of available-for-sale
 securities                             287.3     680.9     542.6
Maturities of available-for-sale
 securities                              50.2      23.3      98.1
Increase in cash surrender value-life
  insurance and prepaid premiums        (21.8)    (12.8)    (20.3)
Decrease (increase) in other assets     (16.7)     12.4      (9.6)
                                       ______________________________
Net cash provided by (used in)
 investing activities                  (147.8)     94.9    (563.0)

CASH FLOWS FROM FINANCING ACTIVITIES:
Distribution of Crescendo
 Pharmaceuticals Corporation
 shares to ALZA stockholders             _        (49.1)       -
Net proceeds from 5% convertible
  subordinated debentures                -          -       488.8
Issuances of common stock                46.1      19.4      51.7
Principal payments on long-term debt     (3.8)     (2.0)     (1.1)
                                      _______________________________
  Net cash provided by (used in)
   financing activities                  42.3     (31.7)    539.4
                                      _______________________________
Net increase (decrease) in cash and
  cash equivalents                       38.7    (122.7)     99.7
Cash and cash equivalents at the
  beginning of year                      65.0     187.7      88.0
                                      _______________________________
Cash and cash equivalents at the
 end of year                          $ 103.7    $ 65.0   $ 187.7
                                      ===============================
See accompanying notes.

ALZA Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

      ALZA Corporation is a research-based pharmaceutical company with leading drug delivery technologies. ALZA applies its delivery technologies to develop pharmaceutical products with enhanced therapeutic value for its own portfolio and for many of the world's leading pharmaceutical companies. ALZA is currently focusing its sales and marketing efforts in urology and oncology.

Nature of Operations

	Net sales includes sales of products marketed directly by ALZA and through distributors, and sales generated from contract manufacturing activities for ALZA's client companies. ALZA recognizes sales revenues at the time of product shipment, net of discounts, rebates and allowances.

      ALZA's contract manufacturing activities are undertaken with respect to products developed as a result of ALZA's client-funded product development arrangements. Under the third party arrangements, ALZA is reimbursed for its costs of developing the products; ALZA often manufactures the product for the client, generally for a supply price intended to cover ALZA's costs to manufacture the product plus a small margin; and ALZA receives royalties based on the client's sales of the products.

      Royalties, fees and other revenues include royalty revenue and other payments based on sales by ALZA's client companies of products developed under joint development and commercialization agreements, and certain one-time or infrequent fees or similar payments under such agreements. Included in royalties, fees and other revenues are revenues from ALZA's promotion and co-promotion of certain products, some of which are contingent on sales. Royalties, fees and other revenues are recognized as earned. ALZA recognizes upfront fee revenues on or after the effective date of the licensing, copromotion or other agreement, when there are no contingencies or conditions to ALZA's receipt of the payments. ALZA recognizes milestone fee revenues when all of the conditions to payment have been met and there are no further contingencies or conditions to ALZA's receipt of payment.
Such fees, when recognized, are not refundable, and do not require any future performance by ALZA in order to retain them.

      Revenues from research and development activities with client companies, including Crescendo, are reported as research and development revenues, and are recognized as earned. ALZA's research and development revenues represent clients' reimbursement to ALZA of costs incurred in product development and clinical evaluation, including a portion of general and administrative expenses, and therefore do not contribute significantly to operating income. Research and development revenues are recognized when billable in accordance with the terms prescribed in each respective client development agreement (billed based upon labor and other costs incurred during the period). Such revenues are not refundable. ALZA's policy is to expense all costs of research and product development related both to costs incurred on its own behalf and on behalf of its clients.

Credit and Investment Risks

      Royalties, fees and other revenues and research and development revenues are generally derived from agreements with major pharmaceutical company clients and Crescendo, all of which have significant cash resources. Therefore, ALZA considers its credit risk related to these transactions to be minimal. ALZA's net sales result from sales of ALZA-marketed products primarily to major pharmaceutical distributors, and sales from contract manufacturing for ALZA's client companies. If the financial condition or operations of any of the pharmaceutical distributors were to deteriorate substantially, ALZA's operating results could be adversely affected.

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

Stock-Based Compensation
      ALZA accounts for stock option grants in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees. ALZA currently grants stock options for a fixed number of shares to employees and directors with an exercise price equal to the fair value of the shares at the date of grant, and therefore records no compensation expense.

Inventories
      Raw materials, work in process and finished goods inventories are stated at the lower of standard cost (which approximates actual costs on a first-in, first-out cost method) or market value.

Inventories consist of the following (in millions):

                                       1998            1997
                                   __________________________
Raw materials                       $  15.7            $16.5
Work in process                        10.6              8.5
Finished goods                         24.4             12.8
                                   __________________________
     Total inventories              $  50.7            $37.8
                                   ==========================
Property, Plant and Equipment
      Property, plant and equipment are stated at cost, including capitalized interest of $1.5 million in 1998, $0.7 million in 1997 and $2.2 million in 1996. Maintenance and repairs are expensed as incurred. Depreciation and amortization are generally computed on the straight-line method, over estimated useful lives, as follows:

Classification                Estimated Useful Life

Buildings                     30 to 40 years
Leasehold improvements        Terms of the leases (1 to 5 years)
Equipment                     3 to 9 years
Prepaid land leases           Remaining terms of the leases (16
                          					to 59 years)

      Depreciation and amortization expense for property, plant and equipment was $25.0 million, $24.7 million and $17.8 million for 1998, 1997 and 1996, respectively. Prepaid land leases represent ALZA's total cost, paid in advance, of leasehold rights to land upon which certain of ALZA's buildings in Palo Alto, California are situated. Included in construction in progress at December 31, 1998 are payments made in connection with facilities being constructed or modified, and the installation of related equipment in Palo Alto and Mountain View, California (primarily research and development) and Vacaville, California (primarily commercial manufacturing).

Deferred Product Acquisition Costs and Acquisition of In-process Research and Development
     Initial payments and distribution fees for the acquisition of products that, at the time of acquisition by ALZA, are already marketed or are approved by the FDA for marketing (or for which such approval is imminent) are capitalized and amortized over the estimated life cycle of the products, which range from 10 to 20 years. At the time of acquisition, the product life cycle is estimated by ALZA based upon the term of the agreement, the patent life of the product and, for products that are no longer covered by patents, the product's historical profitability trend since it has been off-patent and management's assessment of future sales and profitability of the product. This estimate is assessed regularly during the amortization period and the asset value or useful life is reduced when appropriate. Accumulated amortization of these costs was $21.9 million, $6.2 million and $2.2 million at December 31, 1998, 1997 and 1996, respectively.

      Payments for rights to products acquired by ALZA when they are in development and not yet approved by the FDA (and which have no alternative future use) are recognized as charges to acquisition of in-process research and development. Charges to in-process research and development were $108.5 million in 1997.

Long-Lived Assets
      ALZA routinely evaluates the carrying value of its long-lived assets. ALZA records impairment losses on long-lived assets used in operations when events and circumstances indicate that assets may be impaired and the undiscounted cash flows estimated to be generated by the assets are less than the carrying amount of those assets.

      In 1997, ALZA wrote down approximately $11.5 million of fixed assets, $3.7 million of which related to excess manufacturing equipment. Lower than expected production requirements under a supply agreement with G.D. Searle & Co. for Covera-HS-trademark(verapamil) contributed to the excess capacity of manufacturing equipment. Such equipment was written down to its fair market value, which was determined based upon estimates of current market prices. The remaining $7.8 million of the write-down is related primarily to custom-designed manufacturing and research and development equipment that was determined to have limited or no future use based upon changes in production volumes or product formulations. ALZA has returned certain custom designed manufacturing equipment to the vendor, and is using other manufacturing equipment to a limited extent. ALZA continues to pursue alternative uses for the remaining equipment and will dispose of equipment with no alternative future use.

Accrued Liabilities
Accrued liabilities are as follows (in millions):

                                      1998             1997
                         				      	_________________________
Accrued compensation                $  23.0            $17.7
Accrued income taxes                   22.5              9.7
Other accrued liabilities              10.8             18.5
                                    _________________________
     Total accrued liabilities      $  56.3            $45.9
                                    =========================

Advertising Costs
      Advertising costs are accounted for as expenses in the period in which they are incurred. Advertising expense for 1998, 1997 and 1996 was $15.3 million, $6.4 million and $4.4 million, respectively.

Supplemental Disclosures of Cash Flow Information (in millions)
Cash paid during the year for:
                                    1998     1997      1996
                         					     _________________________
  Income taxes                    $ 34.2    $ 59.5    $ 42.2
  Interest, net of amount
     capitalized                    29.3      36.6      16.3


Non cash investing and financing activities:
                                    1998     1997      1996
                          					     _________________________
Net unrealized losses
 on available-for-sale
 securities, net of tax effect     $ (5.8)   $(4.7)    $(2.0)
Acquisition of building in lieu of
 repayment of note receivable        17.5       -         -
Accrued product and license
 acquisition costs                   20.0       -         -
Conversion of 5 1/4% Debentures into
 ALZA common stock                    1.4       -         -
Deferred issuance costs for
 5% Debentures                        -         -       11.2
Investment in low-income housing
   in exchange for long term debt    23.6      17.1     11.9

Comprehensive Income
	As of January 1, 1998, ALZA adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"), which establishes standards for reporting comprehensive income and its components. Total comprehensive income includes net income plus other comprehensive income, which for ALZA primarily comprises net unrealized gains or losses on available-for-sale securities. The adoption of SFAS 130 had no impact on ALZA's results of operations or financial position.
The following table shows the tax effect allocated to each component of comprehensive income for the years ended December
31, 1998, 1997 and 1996:

                                   Before-Tax  Tax(Expense)  Net-ofTax
(In millions)                        Amount     or Benefit     Amount
                                      _________________________________
Unrealized gains on available-
 for-sale securities                    $5.0      $(1.8)         $3.2
Less:  reclassification adjustment
 for gains realized in net income        8.4       (3.2)          5.2
                                      _________________________________
Net unrealized loss for the year ended
  December 31, 1996                     (3.4)       1.4          (2.0)
                                      =================================
Unrealized losses on available-
 for-sale securities                    (1.9)       0.9          (1.0)
Less:  reclassification adjustment
 for gains realized in net income        6.1       (2.4)          3.7
                                      __________________________________
Net unrealized loss for the year ended
  December 31, 1997                     (8.0)       3.3          (4.7)
                                      ==================================
Unrealized losses on available-
 for-sale securities                    (8.3)       3.5          (4.8)
Less:  reclassification adjustment
 for gains realized in net income        1.5       (0.5)          1.0
                                      ___________________________________
Net unrealized loss for the year ended
  December 31, 1998                    $(9.8)      $4.0         $(5.8)
                                      ===================================

Segment Information
      In 1998, ALZA adopted FASB Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). The new rules establish revised standards for the reporting of financial and descriptive information about operating segments in financial statements. The adoption of SFAS 131 did not have a material effect on ALZA's financial statements, but did affect the disclosure of segment information contained in Note 13.

Note 2. INVESTMENTS

      ALZA has classified its entire investment portfolio, including cash equivalents of $105.3 million and $64.1 million at December 31, 1998 and 1997, respectively, as available-for-sale. Investments in the available-for-sale category are generally carried at fair value with unrealized gains and losses recorded as a separate component of stockholders' equity. At December 31, 1998, net unrealized losses on available-for-sale securities were $10.6 million, net of $7.3 million tax effect. At December 31, 1997, net unrealized losses on available-for-sale securities were $4.8 million, net of $3.4 million tax effect. The cost of securities when sold is based upon specific identification. Realized gains and losses for the year ended December 31, 1998 were $1.7 million and $0.2 million, respectively. Realized gains and losses for the year ended December 31, 1997 were $7.6 million and $1.5 million, respectively.

The following is a summary of ALZA's investment portfolio (in millions):
                 December 31, 1998          December 31, 1997
                                     Esti-                         Esti-
             Amor-  Unreal- Unreal-  mated  Amor-  Unreal- Unreal- mated
             tized  rized    rized   Fair    tized  rized   rized  Fair
              Cost  Gains   Losses   Value  Cost   Gains   Losses  Value
_________________________________________________________________________
U.S. Treasury
 securities
 and obligations of
 U.S. government
 agencies     $63.5 $ 0.6   $(0.1)  $64.0  $143.2  $ 0.4  $ (0.3) $143.3

Collateralized
 mortgage obligations
 and asset backed
 securities   58.4    0.4      -     58.8    70.9    0.3    (0.2)   71.0

Corporate debt
  securities  308.6   2.0    (0.1)  310.5   251.9    0.9    (0.4)  252.4
              ___________________________________________________________
 Total debt
 securities   430.5   3.0    (0.2)  433.3   466.0    1.6    (0.9)  466.7
Equity
 securities    77.6    -    (20.7)   56.9    77.1    1.1   (10.0)   68.2
              ___________________________________________________________
 Total available
 for sale     508.1   3.0   (20.9)  490.2   543.1    2.7   (10.9)  534.9
Less cash
 equivalents (105.3)   -      -    (105.3)  (64.1)     -     -     (64.1)
              ____________________________________________________________
 Total
 investments $402.8  $3.0 $ (20.9) $384.9 $ 479.0  $ 2.7 $ (10.9) $470.8
             =============================================================

      The amortized cost and estimated fair value of debt securities at December 31, 1998 and 1997, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to prepay certain of the obligations without prepayment penalties.

(in millions)
December 31,                      1998                1997
_____________________________________________________________________
                                      Estimated            Estimated
                          Amortized     Fair     Amortized    Fair
                            Cost       Value        Cost     Value
_____________________________________________________________________
Due in one year or less    $172.4       $172.3     $ 173.5   $ 173.4
Due after one year
  through four years        215.3        217.5       235.0     235.5
Due after four years
  through eight years        42.8         43.5        57.5      57.8
                           __________________________________________
     Total                 $430.5       $433.3     $ 466.0   $ 466.7
                           ==========================================

     In early 1997, ALZA purchased approximately 1.2 million common shares of USB (4.9% of the outstanding common shares at that time) at a price of $18.256 per share, for an aggregate investment of $21.5 million. Beginning in the first quarter of 1998, this stock has been classified as available for sale and recorded at fair market value. Prior to 1998, ALZA could not dispose of the shares for one year from the balance sheet date and, in accordance with SFAS 115, "Accounting for Certain Investments in
Debt and Equity Securities", the shares were considered restricted stock and therefore recorded at cost. ALZA and USB are parties to a marketing and distribution agreement for Ethyol, which is described in Note 4.

      In early 1997, ALZA purchased 2.0 million common shares of Alkermes (9.7% of the outstanding common shares at that time) at a price of $25.0 per share, for an aggregate investment of $50.0 million. This stock is not restricted and is therefore classified as available-for-sale. In 1997, ALZA entered into a clinical development and option agreement with Alkermes for Cereport, which is described in Note 4. In 1998, ALZA and Alkermes entered into an exclusive license agreement for two of ALZA's oral drug delivery technologies, RingCap and dose sipping technology, which is described in Note 4.

NOTE 3. PER SHARE INFORMATION

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

      The following table sets forth the computation of ALZA's
basic and diluted earnings (loss) per share (in millions, except per share amounts):
                                    1998     1997      1996
                                  _________________________
NUMERATOR:
Basic
  Net income (loss)               $112.3    $(261.1)  $ 92.4
                         					    ==========================
Diluted
  Net income (loss)               $112.3    $(261.1)  $ 92.4
  Interest on 5 1/4% Debentures,
    net of tax                      14.2       -        12.2
                                  __________________________
   Adjusted net income (loss)     $126.5    $(261.1)  $104.6
					                             ==========================
DENOMINATOR:
Basic
  Weighted average shares           86.4      85.1      84.2
					                             ==========================
Diluted
  Weighted average shares           86.6      85.1      84.2
  Effect of dilutive securities:
   Employee stock options            1.6       -         0.7
   5 1/4% Debentures                12.3       -        12.3
                                   __________________________
  Weighted average shares and
    assumed conversions            100.5      85.1      97.2
					                              ==========================
Basic earnings (loss) per share   $  1.30   $(3.07)   $ 1.10
					                              ==========================
Diluted earnings (loss) per share $  1.26   $(3.07)   $ 1.08
                          					    ==========================

     Outstanding options to purchase 0.1 million shares of ALZA's common stock were excluded from the 1998 earnings per share calculation for the year ended December 31, 1998 because the exercise price of the options was greater than the average market price. The potentially dilutive effect of the 5% Debentures would have been anti-dilutive in all periods presented, and were therefore excluded from the diluted earnings per share calculation. In 1997, the potentially dilutive effect of the 5 1/4% Debentures and employee stock options would have been anti-dilutive and were therefore excluded from the diluted calculation.

NOTE 4: ACQUISITIONS OF PRODUCT RIGHTS AND DEVELOPMENT AND OPTION
        AGREEMENTS

Product Acquisitions
      In late 1995, ALZA entered into a marketing and distribution agreement with USB for Ethyol. Under the terms of the agreement, ALZA has exclusive rights to market the product in the United
States for five years after its launch in April 1996, and is responsible for sales and marketing; the USB sales force co promotes the product with ALZA. After the five-year period, which ALZA has an option to extend for one year, marketing rights to Ethyol will revert to USB, and ALZA will receive payments from USB for ten years based on continued sales of the product. ALZA paid USB an upfront payment and initial distribution fees totaling $20.0 million in 1995 and 1996. Of this amount, approximately $13.3 million was attributed by ALZA to the initial
FDA approved indication (ovarian cancer) and was capitalized. Approximately $6.7 million, which was attributed by ALZA to potential expanded product indications not yet approved by the FDA, was charged to selling, general and administrative expenses. ALZA paid $10.0 million in distribution fees in 1997 based on USB clinical activities relating to Ethyol, and paid an additional $5.0 million in early 1998, both of which were capitalized.

      In July 1997, ALZA acquired exclusive rights to Mycelex
Troche in the United States from Bayer. Under the terms of the agreement, ALZA made a $50.0 million upfront payment to Bayer, which was capitalized, and will make an additional payment if net sales of the product during a certain period are above a specified level. Bayer manufactures Mycelex Troche for ALZA.

     	In October 1997, ALZA acquired the exclusive rights in the United States and Canada to Elmiron and three additional urology products, BiCitra, PolyCitra and Neutra-Phos, from IVAX. Under the terms of the agreement, ALZA paid a $75.0 million upfront fee to IVAX, which was capitalized, and must pay additional fees if specified Elmiron sales levels are achieved during the five years ending October 2002. ALZA incurred an additional fee of $8.5 million in 1998 based upon Elmiron sales, which was capitalized. IVAX manufactures the products for ALZA and receives payments from ALZA based on sales of the products.

      In October 1997, ALZA acquired the rights in the United States to the immediate-release Ditropan product and trademark from HMRI. ALZA also acquired the rights to the product in Canada in April 1998 from HMRI and P&G. Under the terms of the agreements, ALZA made upfront payments, which were capitalized. ALZA incurred additional fees of $12.5 million in 1998 based upon Ditropan sales levels in the United States, which were capitalized. HMRI manufactures the product for ALZA. ALZA has the right to market other products in the United States and Canada under the Ditropan trademark, and HMRI will receive royalty payments from ALZA if the trademark is used by ALZA with other products, such as Ditropan XL.

    	In November 1998, ALZA acquired the exclusive marketing and distribution rights in the United States to Urispas from SB.
Under the terms of the agreement, ALZA paid a $25.0 million upfront fee to SB, which was capitalized, and may be required to make additional milestone payments. SB manufactures the product for ALZA.

Development and Option Agreements
      In September 1997, ALZA entered into a clinical development and option agreement with Alkermes relating to Cereport, a compound intended to facilitate the delivery of chemotherapeutic agents to the brain. Under the terms of the agreement, ALZA paid Alkermes $10.0 million, which was charged to acquisition of in-process research and development. Under the agreement, Alkermes is conducting additional clinical activities related to Cereport, and ALZA has the option to acquire exclusive worldwide commercialization rights to the product.

      ALZA entered into two agreements with Janssen, effective December 31, 1997, modifying the previous arrangements between the parties relating to two E-TRANS fentanyl products. Under a development and commercialization agreement, ALZA and Janssen modified the agreement pursuant to which the companies were jointly developing Transfenta. In connection with this modified agreement, ALZA made a one-time payment of $21.5 million to Janssen. As the product was not yet approved by the FDA and has no alternative future use, the payment was charged to acquisition of in-process research and development. ALZA will receive a share of the United States operating profits from the product and royalties from sales of the product outside the United States.
The product is currently in Phase III clinical development. Under the second agreement, ALZA will continue the development of an E-TRANS fentanyl product for the treatment of chronic and breakthrough pain. Janssen will have an option, exercisable until 90 days after ALZA has spent $30 million on the product, to take over funding the continued development of the product and to commercialize the product worldwide. If Janssen exercises its option, ALZA will receive a share of the United States operating profits from the product and royalties from sales of the product outside the United States. If Janssen does not exercise its option, ALZA may continue the development of the product, which is currently under development with Crescendo, and which ALZA did not have the right to develop independent of Janssen prior to the modification of the arrangements.

     	In April 1998, ALZA and Alkermes entered into an exclusive license agreement for two of ALZA's oral drug delivery technologies: RingCap and dose sipping technology. The arrangement gives Alkermes worldwide rights to the two technologies and Alkermes will be responsible for the continued research and development of products incorporating them. Alkermes will pay ALZA upfront payments and revenues from the development and commercialization of products incorporating the technologies.

      For the arrangements described above, the amounts paid by ALZA were charged to acquisition of in-process research and development because the products were under development and had not yet been approved by the FDA, and the products had no alternative future use.

NOTE 5: DEBT OBLIGATIONS AND OTHER LONG-TERM LIABILITIES

      In 1996, ALZA issued $500 million of 5% convertible subordinated debentures due 2006 (the "5% Debentures"). Each 5% Debenture is convertible, at the option of the holder, into shares of ALZA common stock at an initial conversion price of $38.19 per share, subject to certain anti-dilution adjustments.
At anytime on or after May 1, 2000, the 5% Debentures are redeemable at ALZA's option at a premium to their face value.
From May 1, 1999 to May 1, 2000, the 5% Debentures are redeemable at ALZA's option if ALZA's common stock trades above a certain level. Interest is payable semiannually. The 5% Debentures rank pari passu with ALZA's outstanding 5 1/4% Debentures discussed below. Unamortized costs related to the issuance of the 5% Debentures were $8.8 million at December 31, 1998 and were included in other assets. At December 31, 1998 and 1997, the fair value of the 5% Debentures was $723.6 million and $526.9 million, respectively.

      In 1994, ALZA issued 5 1/4% zero coupon convertible subordinated debentures due 2014 (the "5 1/4% Debentures"). The
5 1/4% Debentures were issued at a price of $354.71 per $1,000 principal amount at maturity. The 5 1/4% Debentures have a principal amount at maturity of $945.6 million, with a yield to maturity of 5 1/4% per annum, computed on a semiannual bond equivalent basis. There are no periodic interest payments. At the option of the holder, each 5 1/4% Debenture is convertible into 12.987 shares of common stock. At the option of the holder, the 5 1/4% Debentures will be purchased by ALZA on July 14, 1999, July 14, 2004 or July 14, 2009, at a purchase price equal to the issue price plus accreted original issue discount to such purchase date. ALZA, at its option, may elect to deliver either common stock or cash in the event of conversion or purchase of the 5 1/4% Debentures.
ALZA, at its option, may redeem any or all of the 5 1/4%
Debentures for cash after July 14, 1999 at a redemption price equal to the issue price plus accreted original issue discount. Unamortized costs related to the issuance of the 5 1/4%
Debentures were $7.0 million at December 31, 1998.  At December
31, 1998 and 1997, the fair value of the 5 1/4% Debentures was $650.6 million and $441.2 million, respectively.

Other Long-term Liabilities
ALZA's other long-term liabilities are as follows (in millions):
                                        1998            1997
                                       _______________________

Long-term debt                        $  40.4            $25.0
Deferred compensation                    40.0             35.8
                               						   _______________________
   Total other long-term liabilities    $80.4            $60.8
						                                  =======================

      At December 31, 1998 and 1997, long-term debt consists of notes representing the required future payments under investments of $52.5 million and $32.1 million, respectively, in low income housing partnerships (included in other assets). The aggregate annual maturities of long-term debt at December 31, 1998 were $6.2 million in 1999, $6.8 million in 2000, $6.5 million in 2001, $6.3 million in 2002 and $5.7 million in 2003.

      ALZA has deferred compensation arrangements under which selected employees may defer a portion of their salaries. ALZA has purchased life insurance policies that it intends to use to partially finance amounts to be paid in the future to participants, based on their deferred salary amounts plus interest. The cash surrender value of these policies totaled $93.0 million and $71.2 million at December 31, 1998 and 1997, respectively, and is included in other assets.


NOTE 6:  CAPITAL STOCK AND WARRANTS

      In connection with the formation of TDC, ALZA issued warrants to purchase approximately 1.0 million shares of common stock at an exercise price of $65 per share. The warrants, to the extent not exercised, will expire on December 31, 1999.

      ALZA is authorized to issue 100,000 shares of preferred stock, $.01 par value, none of which was outstanding at December 31, 1998 or 1997. The Board of Directors may determine the rights, preferences and privileges of any preferred stock issued in the future.


NOTE 7: ARRANGEMENTS WITH CRESCENDO PHARMACEUTICALS CORPORATION
AND THERAPEUTIC DISCOVERY CORPORATION (RELATED PARTIES)

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

      Under a Technology License Agreement between ALZA and Crescendo, ALZA has granted to Crescendo a worldwide license to use ALZA technology solely to select and develop Crescendo products, and to conduct related activities, and to commercialize such products. In exchange for the license to use existing ALZA technology relating to seven products initially under development by Crescendo and ALZA, Crescendo pays a technology fee to ALZA, payable monthly over a period of three years, in the amount of $1.0 million per month for the 12 months following the distribution of the Crescendo Shares, $667,000 per month for the following 12 months and $333,000 per month for the following 12 months. The technology fee will no longer be payable at such time as fewer than two of the seven initial products are being developed by Crescendo and/or have been licensed by ALZA pursuant to the option, granted to it by Crescendo, to license any or all Crescendo products. ALZA recorded technology fee revenue from Crescendo of $10.7 million and $4.0 million for 1998 and 1997, respectively. Three of the seven initial products were in development or had been licensed at December 31, 1998.

      ALZA recognizes the technology fee from Crescendo when earned. Since Crescendo owes the fee at the end of each month if, and only if, at least two of the "initial products" remain in development at the end of each month, the fee is not earned until the end of each month in which the test is satisfied.
Development of any or all of the Initial Products could be terminated by Crescendo at any time, and four of these products are no longer in active development or under license. The monthly technology fee payments are not guaranteed, and the conditions precedent to their payment have not been fulfilled and cannot be fulfilled before the end of each month. At the time ALZA accrues the Crescendo technology fee, ALZA has no future performance obligations to Crescendo in order to earn the fee that is being accrued.

      ALZA has an option to acquire an exclusive, royalty-bearing license to each product developed by Crescendo under the Development Agreement. The option is exercisable on a product-by product, country-by-country, basis. In December 1998, ALZA exercised its option to obtain a worldwide license to OROS oxybutynin (Ditropan XL). In consideration of the grant of the license, ALZA must pay Crescendo 2.5% of net sales of the licensed product for the first year, 3% for the second and third years. Thereafter, until 15 years after the date of the first commercial sale of the product, the percentage would be based upon development costs paid by Crescendo; based upon current information this rate is expected to be between 5% and 6%.

      Under the terms of the services agreement, ALZA performed certain administrative services for Crescendo for which ALZA was reimbursed its direct costs plus certain overhead expenses. ALZA recorded service revenue of $0.2 million in 1998, and service revenue in 1997 was insignificant.

      In addition, under Crescendo's Restated Certificate of Incorporation, ALZA has the right to purchase all (but not less than all) of the Crescendo Shares at a price based upon a pre established formula (the "Purchase Option"). The Purchase Option price will be determined as the greatest of the following:

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

	ALZA and TDC had a development contract pursuant to which ALZA conducted research and development activities on behalf of TDC. Product development revenues from TDC during 1997 and 1996 under this development contract were $67.8 million and $100.7 million, respectively. ALZA performed certain administrative services for TDC under an administrative services agreement for which ALZA was reimbursed its direct costs, plus certain overhead expenses. For the years ended 1997 and 1996, administrative service revenue under this agreement was $0.4 million and $0.2 million, respectively, and is included in royalties, fees and other revenues.


NOTE 8:  EMPLOYEE COMPENSATION AND BENEFIT PROGRAMS

Bonuses and Awards
      ALZA has a company-wide bonus program under which substantially all regular employees are eligible to receive a bonus. The annual bonus pool, if any, is determined by ALZA's Board of Directors, at its discretion, based on ALZA's performance during the year. Bonus expenses under this program for 1998, 1997 and 1996 were $9.2 million, $7.9 million and $6.9 million, respectively.

Defined Contribution Plan
     ALZA has a company-funded, defined contribution retirement plan for substantially all its employees. This plan provides for an annual basic contribution and allows for additional discretionary contributions on a year-by-year basis. Such contributions are allocated to participants based on the participants' salaries and ages. For 1998, 1997 and 1996, the total expense for such contributions to this plan was $3.9 million, $3.6 million and $2.9 million, respectively.

Employee Savings Plan
      ALZA has an employee savings plan which permits participants to make contributions by salary reductions pursuant to section 401(k) of the Internal Revenue Code. ALZA makes small contributions and matches contributions up to a specified amount per participant. In 1998, 1997 and 1996, ALZA's contributions to the plan were $1.8 million, $1.1 million and $0.7 million, respectively.

Stock Plan
      ALZA has a stock plan whereby incentive stock options to purchase shares of ALZA common stock at not less than the fair market value of the stock at the date of the grant may be granted to employees; nonstatutory stock options to purchase shares of ALZA common stock at not less than 85% of the fair market value of the stock at the date of grant may be granted to employees, directors and consultants; and restricted stock may be issued. Options typically vest one to three years from date of grant and generally expire ten years after the date of grant. A total of
7.4 million shares of ALZA's common stock have been reserved for issuance under its stock plan. To date, all options granted have had exercise prices equal to the fair market value of common stock on the date of grant.

      In 1998, a total of 260,773 shares of restricted stock were issued to a limited number of employees at a price of $0.01 per share, the par value of the common stock. Restrictions on these shares lapse in 2002, or upon change of control of ALZA.

      In 1997, 25,000 shares of restricted stock were issued to one employee at a price of $0.01 per share, the par value of the common stock. Restrictions on these share lapse with respect to 25% of the shares in 1999, 50% of the shares in 2000, and 25% of the shares in 2001. All shares for which restrictions have not yet lapsed are subject to forfeiture in the event of termination of the holder's employment with ALZA.

      ALZA records expense for all restricted stock grants for the difference between the market price on the date of grant and the par value on a straight line basis over the vesting period.

      Financial Accounting Standards Board SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") prescribes a fair value method of accounting for employee stock options. SFAS 123 gives companies a choice of recognizing related compensation expense by adopting the new fair value method or continuing to measure compensation under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). The Company has elected to continue to follow APB 25 in accounting for its employee stock options and employee stock purchase plan.

      Had compensation expense for stock options and shares issued under the stock purchase plan been determined using the fair value method in accordance with SFAS 123, ALZA's pro forma net income (loss) and earnings (loss) per share would have been as follows:

(in millions, except per share amounts)
                                      1998      1997      1996
                           					    	 _________________________
Net income (loss)
 As reported                        $ 112.3   $(261.1)  $ 92.4
 Pro forma                             96.4    (270.4)    85.8
Earnings (loss) per share (basic)
 As reported                         $ 1.30   $ (3.07)   $1.10
 Pro forma                             1.12     (3.18)    1.02
Earnings (loss) per share (diluted)
 As reported                         $ 1.26   $ (3.07)   $1.08
 Pro forma                             0.96     (3.18)    1.01

      The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

                                       1998      1997   1996
                             						   ______________________
Risk-free interest rate                5.5%      6.4%    6.0%
Expected dividend yield                  0%        0%      0%
Expected volatility                     30%       30%     30%
Expected life (in years)               3.8       4.0      3.6

      Changes in the assumptions can materially affect the fair value estimate and therefore the existing models do not necessarily provide a reliable single measure of the fair value of ALZA's employee stock options or shares issued under the employee stock purchase plan.

      A summary of ALZA's stock option activity, and related information for 1998, 1997 and 1996 follows:

                       1998             1997             1996
______________________________________________________________________
                        Weighted        Weighted         Weighted
                        Average         Average          Average
                Options Exercise Options Exercise Options Exercise
            (in millions)Price(in millions)Price(in millions)Price
_______________________________________________________________________
Outstanding-
 beginning
 of year           6.1   $25       5.5   $  24      5.7    $ 23
Granted            2.3    44       1.6      29      0.9      27
Exercised         (1.2)   24      (0.6)     21     (0.9)     20
Forfeited         (0.2)   33      (0.4)     26     (0.2)     25
                  _____          ______            _____
Outstanding-end
 of year           7.0    31       6.1      25      5.5      24
                  ======         ======            =====
Exercisable-end
 of year           3.1    24       2.7      24      2.2      23

Weighted-average fair
 value of options
 granted             $13.69           $9.93            $8.13

     At December 31, 1998 and 1997, shares available for grant under the stock plan were 0.4 million and 2.7 million, respectively.

              OPTIONS OUTSTANDING                 OPTIONS EXERCISABLE
_______________________________________________________________________
                             Weighted-
                              Average
                   Number    Remaining  Weighted-    Number   Weighted-
Range of        Outstanding  Contractual Average   Exercisable  Average
Exercise	     at 12/31/98    life     Exercise  at 12/31/98 exercise
Prices          (in millions)(in years)   Price  (in millions)   Price
_______________________________________________________________________
$13.00-24.50          1.8          5.10     $20.98       1.7    $21.03
 24.75-29.00          1.5          6.82      25.37       1.0     25.21
 29.06-45.75          2.1          8.07      32.24       0.4     34.63
 46.69-51.62          1.6          9.30      47.01        -         -
                   ______                             ______
                      7.0                                3.1

Employee Stock Purchase Plan
      ALZA has an employee stock purchase plan in which essentially all ALZA employees may participate and purchase stock at 85% of its fair market value at certain specified dates. Employee contributions are limited to 15% of compensation. In 1998, 1997 and 1996 total shares of ALZA common stock purchased by the participants under the terms of this plan were 0.2 million, 0.3 million and 0.2 million, respectively. Since adoption of this plan in 1984, 1.9 million shares have been issued under this plan and 1.1 million shares are available for issuance. The fair value of the employees' purchase rights was estimated using the BlackScholes option pricing model with the following weighted average assumptions for 1998, 1997 and 1996: risk free interest rates of 5.3%, 5.4% and 5.3%, respectively; dividend yields of zero; an expected volatility factor of the market price of ALZA's common stock of 30%; and an expected life of six months. The weightedaverage fair value for shares issued under the employee stock purchase plan for 1998, 1997 and 1996 was $8.26, $6.52 and $6.00, respectively.


NOTE 9:  INCOME TAXES

The provision for income taxes is as follows:

(in millions)                      1998       1997        1996
__________________________________________________________________
Federal
 Current                          $ 49.7       $46.9     $47.9
 Deferred                            1.4       (12.9)     (2.4)
                         					    _____________________________
                                    51.1        34.0      45.5
State
 Current                            11.1        16.5      11.2
 Deferred                           (1.7)       (0.8)      -
                                     9.4        15.7      11.2
					                             _____________________________
Provision for income taxes        $ 60.5       $49.7     $56.7
                         					    =============================

     Tax benefits associated with employee stock option transactions reduced current income taxes by $9.7 million, $2.3 million and $3.3 million for 1998, 1997 and 1996, respectively.

 	The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before income taxes. The sources and tax effects of the differences are as follows:

(in millions)                       1998       1997       1996
Expected federal tax at 35%      $  60.5      $(73.0)   $  52.2
State income taxes, net of
 federal benefit                     6.1        10.2        7.3
Investment and research
 tax credits                        (7.5)       (5.2)      (2.3)
Purchased in-process research and
 development                         -         113.4          -
Other                                1.4         4.3       (0.5)
                    				         _______________________________
Provision for income taxes       $  60.5      $ 49.7      $56.7
					                            ===============================

Temporary differences which give rise to a significant portion of deferred tax assets and liabilities at December 31, 1998 and 1997 are as follows (in millions):

                                          1998       1997
Deferred tax assets:
  Capitalized intangibles               $  38.1      $35.9
  Compensation                             19.2       16.1
  State income taxes                        1.0        7.4
  Investments                               4.2        5.7
  Inventories                               7.2        5.6
  Bad debt                                  4.0        3.0
  Deferred revenue                          -          0.1
  Other                                     2.3        1.6
  Unrealized losses on
     available-for-sale securities          7.3        3.4
                                        ____________________
     Total deferred tax assets             83.3       78.8
                                        ____________________
Deferred tax liabilities:
  Property, plant and equipment            43.6       43.1
  Other                                     6.0        3.9
                                        ___________________
     Total deferred tax liabilities        49.6       47.0
                                        ___________________
Net deferred tax assets                 $  33.7      $31.8
                                        ===================

NOTE 10:  COMMITMENTS AND CONTINGENCIES

Commitments
     ALZA leases certain buildings and equipment under operating leases, the terms of which range from one to 31 years. Rent expense under these leases for 1998, 1997 and 1996 was $2.8 million, $4.0 million and $3.7 million, respectively.

     In late 1997, ALZA acquired a 50% interest in a real estate joint venture for the development of a 13-acre parcel of land in Mountain View, California. ALZA invested $36.2 million in the joint venture, which will be applied to the construction of buildings on the parcel. ALZA is also obligated to make improvements to the buildings, the total cost of which is expected to exceed $100.0 million; approximately $39.2 million had been spent as of December 31, 1998. The joint venture will lease the buildings to ALZA upon completion of construction, currently scheduled for late 1999. The leases provide for an initial term of 15 years with scheduled annual rent increases, followed by two 10year extension periods with rent increases based upon the Consumer Price Index. ALZA receives 50% of the joint venture's income.

      ALZA has also entered into a ground lease agreement for an adjacent seven-acre parcel of land on which it may construct a pilot plant, laboratories and other technical facilities. The term of the ground lease is approximately 33 years and includes options for ALZA to purchase, or to be required to purchase, the property.

      Aggregate minimum lease commitments under all non-cancelable operating lease arrangements as of December 31, 1998 were (in millions):

          1999            $  9.4
          2000              10.5
          2001              10.2
          2002              10.3
          2003              10.6
          Later years      156.6
                    				  ______
          Total           $207.6

      In January 1998, ALZA purchased a building in Mountain View, California, which it had leased since 1992. The total purchase price was approximately $19.0 million, which was offset by the repayment of an outstanding note receivable from the seller. The note receivable was included in other assets at December 31, 1997.

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

NOTE 11. ACQUISITION OF LIMITED PARTNERS' INTERESTS IN ALZA TTS
RESEARCH PARTNERS, LTD.

      On June 29, 1998, ADC, a wholly-owned subsidiary of ALZA, elected to exercise its option to acquire all of the outstanding limited partnership interests in the TTS Partnership, which was formed in 1982 to develop and commercialize products combining ALZA's proprietary transdermal drug delivery technology with certain generic compounds. The exercise price of $91.2 million was paid in cash to the limited partners on August 14, 1998. ALZA had been paying the TTS Partnership four percent of net sales of Duragesic-registered trademark- and Testoderm, two products developed by ALZA on behalf of the TTS Partnership. As a result of the exercise of the purchase option, ALZA has all rights to these products, and therefore retains all royalties paid by Janssen on sales of Duragesic, the full transfer price and royalties from sales of Testoderm outside the United States, and the full sales margin on Testoderm in the United States. The purchase price was recorded as deferred product and license acquisition cost and is being amortized over a period of 10 years beginning July 1, 1998.

      Additionally, as of September 1998 ALZA and Janssen entered into an agreement under which Janssen will make a series of quarterly payments to ALZA over two years to help defray ALZA's substantial purchase price paid for the limited partnership interests in the TTS Partnership. In exchange, the royalty rate payable by Janssen to ALZA with respect to Duragesic will be reduced by a portion of the rate that ALZA had previously paid to the TTS Partnership.


NOTE 12. ACQUISITION OF SEQUUS PHARMACEUTICALS, INC.

      On October 5, 1998, ALZA and SEQUUS announced that the companies entered into a definitive merger agreement under which ALZA would acquire SEQUUS, subject to SEQUUS' stockholder approval. Under the terms of the agreement, ALZA acquired all of SEQUUS' outstanding stock in a tax-free, stock-for-stock transaction on March 16, 1999. SEQUUS stockholders received 0.4 shares of ALZA common stock for each share of SEQUUS common stock. Based upon SEQUUS' outstanding shares, ALZA issued 13.2 million shares as a result of the acquisition. ALZA may issue up to 1.7 million additional shares upon the exercise of outstanding SEQUUS options, warrants and purchase rights. ALZA will account for the transaction as a pooling of interests.

      The following unaudited pro forma data summarizes the combined results of operations of ALZA and SEQUUS as though the merger had occurred at the beginning of 1996:


						  Year ended December 31,
                                     1998       1997 (1)   1996
                             						 ____________________________
(in millions, except per share amounts)
Revenues                             $ 646.9     $504.4    $446.1
Net income (loss)                      108.3     (275.2)     82.1
Earnings (loss) per share
 Basic                                 1.09       (2.83)     0.86
 Diluted                               1.07       (2.83)     0.84

(1) Net income for the year ended December 31, 1997 reflects a total of $368.7 million (or pro forma $3.77 per share, diluted) of charges, net of a tax benefit of $8.1 million, including a $247.0 million and $8.0 million of interest expense related to ALZA's distribution of shares of Crescendo, $108.5 million for acquired in-process research and development, an asset write-down of $11.5 million and costs of $1.8 million related to workforce reductions. Pro forma combined net income excluding these items would have been $93.4 million (or pro forma $0.94 per share, diluted).


NOTE 13:  SEGMENT REPORTING

      In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 establishes standards for annual and interim disclosures of operating segments, products and services, geographic areas and major customers using the "management approach." This approach requires reporting information regarding operating segments on the same basis used internally by management to evaluate segment performance. SFAS 131 is effective beginning with the 1998 fiscal year-end financial statements. The adoption of the new standard has no impact on ALZA's results of operations or financial condition.

      ALZA has two operating segments: ALZA Pharmaceuticals, which includes sales of products directly to the pharmaceutical marketplace, research and development for potential products to be marketed by ALZA (including revenues and expenses relating to products under development with Crescendo) and certain co-promotion revenues for products co-promoted by ALZA; and ALZA Technologies, which includes research, development and manufacturing for client companies and ALZA Pharmaceuticals, and royalties and fees resulting from sales by ALZA's client companies of products developed under joint development and commercialization agreements. The "Other" category primarily comprises corporate general and administrative expenses, including finance, legal, human resources, commercial development, executive, and other functions not directly attributable (or allocated) to the activities of the operating segments, as well as rental and service fee revenues.

      ALZA evaluates performance and allocates resources based on operating income or loss from operations (before allocation of certain general and administrative expenses, net interest expense, investment gains and losses and income taxes). ALZA does not assess segment performance or allocate resources based on a segment's total assets and therefore, ALZA's assets are not reported by segment. ALZA allocates certain long-lived assets to operating segments for purposes of allocating depreciation and amortization expense. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. ALZA accounts for intersegment sales based upon negotiated prices, which approximate the prices charged to third parties.

      ALZA's reportable segments are strategic units that distribute products to different types of customers and provide different types of services. They are managed differently because ALZA Pharmaceuticals' sales and marketing efforts are extensive and disparate from the revenue generation process resulting from arrangements with client companies in ALZA Technologies. Additionally, ALZA Pharmaceuticals develops products for commercialization by ALZA, while ALZA Technologies develops products for commercialization by other companies and ALZA Pharmaceuticals.

      The following tables contain information about segment operating income (loss) for the years ended December 31, 1998,
1997 and 1996:
                                Year ended December 31, 1998
                            ALZA          ALZA
(in millions)         Pharmaceuticals Technologies  Other   Total
___________________________________________________________________
Revenues from external customers
 Net sales                  $ 119.3      $ 113.6   $-      $232.9
 Royalties, fees and other     21.3        203.5    2.4     227.2
 Research and development      93.0         31.4    -       124.4
____________________________________________________________________
  Total                       233.6        348.5    2.4     584.5
====================================================================
Intersegment revenues
 Net sales                      -           6.6     -         6.6
 Research & development         -         100.2     -       100.2
____________________________________________________________________
  Total                         -         106.8     -       106.8
====================================================================
Depreciation and amortization
  expense (1)                   11.5       21.6     9.9      43.0

Segment operating income(loss)  13.2      208.1   (17.0)    204.3

                                Year ended December 31, 1997
                            ALZA          ALZA
(in millions)         Pharmaceuticals Technologies  Other   Total
__________________________________________________________________
Revenues from external customers
 Net sales                    $ 52.9       93.2   $ -      $146.1
 Royalties, fees and other       7.6      174.9     0.8     183.3
 Research and development       91.5       43.5     -       135.0
__________________________________________________________________
  Total                        152.0      311.6     0.8     464.4
==================================================================
Intersegment revenues
 Net sales                       -          6.0     -         6.0
 Research and development                  95.4     -        95.4
__________________________________________________________________
  Total                          -        101.4     -       101.4
==================================================================
Depreciation and amortization
  expense (1)                   4.2        15.6    10.1      29.9

Segment operating income
 (loss)                       (326.7)(2)  147.6(3)(24.9)   (204.0)


                                Year ended December 31, 1996
                            ALZA          ALZA
(in millions)         Pharmaceuticals Technologies Other    Total
___________________________________________________________________
Revenues from external customers
 Net sales                   $ 23.2    $  85.4    $ -      $108.6
 Royalties, fees and other      3.6      166.5     3.2      173.3
 Research and development      96.6       34.6      -       131.2
___________________________________________________________________
  Total                       123.4      286.5     3.2      413.1
===================================================================
Intersegment revenues
 Net sales                      -          6.8      -         6.8
 Research and development       -         99.8      -        99.8
___________________________________________________________________
  Total                         -        106.6      -       106.6
===================================================================
Depreciation and amortization
  expense (1)                   2.4       13.5     6.3       22.2

Segment operating income
 (loss)                       (13.4)     174.0   (21.4)     139.2

(1) Includes depreciation expense for property, plant and equipment and amortization expense for deferred product acquisition costs and capitalized software.

(2) Includes charges totaling $334.0 million: acquisition of in process research and development charges of $77.0 million relating to the purchase of TDC and $10.0 million for a payment to Alkermes under an agreement relating to the Cereport product under development by Alkermes and a $247.0 million contribution to Crescendo.

(3) Includes charges totaling $34.4 million: $21.5 million related to a development and commercialization agreement between ALZA and Janssen for Transfenta-trademark-, a $11.5 million charge relating to the write-down of excess or under-utilized manufacturing equipment and obsolete and idle assets and a $1.4 million charge relating to the Company's work force reduction.

      The following table contains a reconciliation of ALZA's total revenues and income before taxes to that reported by segment in the tables above (in millions):
                                        1998      1997      1996
__________________________________________________________________
Revenues
Total external revenues for
  reportable segments                 $582.1    $463.6    $409.9
Intersegment revenues for
 reportable segments                   106.8     101.4     106.6
Other revenues                           2.4       0.8       3.2
Elimination of intersegment revenues  (106.8)   (101.4)   (106.6)
__________________________________________________________________
Total consolidated revenues           $584.5    $464.4    $413.1

Income (loss) before taxes
Total operating income (loss) for
  reportable segments                 $221.3   $(179.1)   $160.6
Other loss                             (17.0)    (24.9)    (21.4)
Unallocated amounts:
 Interest income                        24.8      55.6      52.9
 Interest expense                      (56.3)    (63.0)    (43.0)
__________________________________________________________________
Income (loss) before income taxes     $172.8   $(211.4)   $149.1

Company-wide Information:

Geographic Revenues
 (in millions)                          1998      1997     1996
__________________________________________________________________
United States                         $485.2    $380.2    $342.7
Canada                                   7.9       6.1       3.0
Europe                                  86.0      74.6      64.6
Other foreign countries                  5.4       3.5       2.8
__________________________________________________________________
Consolidated total                    $584.5    $464.4    $413.1


      Long-lived assets outside the United States were not significant. Export sales, principally net sales to distributors and client companies in Europe, were $33.7 million, $31.5 million and $23.0 million in 1998, 1997 and 1996, respectively.

      The following table shows the revenues from ALZA's major customers as a percentage of total consolidated revenues for the years ended December 31, 1998, 1997 and 1996.

                         Percentage of ALZA's Consolidated Revenues
                                   1998      1997      1996
___________________________________________________________________
Janssen (1,2)                      20%        15%       14%
Crescendo (1,2)                    18          *         -
Pfizer (2)                         13         17        22
HMRI (2)                            *         10        11
TDC (1,2)                           -         15        24

(1)  Included in the ALZA Pharmaceuticals segment
(2)  Included in the ALZA Technologies segment
*   Less than 10%

NOTE 14: QUARTERLY FINANCIAL DATA (UNAUDITED)
(In millions, except per share amounts)

                         1998                     1997
             First Second Third  Fourth  First Second Third1 Fourth2

Total
 revenues    $130.7 $142.3 $154.8 $156.7 $105.5 $118.2 $114.5 $126.2

Gross margin 25.0   25.6   28.9   36.6    7.8   13.3   14.5   17.7
Operating in-
 come (loss) 50.9   55.4   51.1   46.9   39.2   42.9 (305.9)  19.8

Net income
 (loss)      28.3   30.7   27.9   25.4   26.3   26.4 (326.5)  12.7

Earnings (loss) per share
  Basic     $0.33  $0.35  $0.32  $0.30  $0.31  $0.31 $(3.83) $0.15
  Diluted    0.32   0.34   0.31   0.29   0.30   0.30  (3.83)  0.15
___________________________________________________________________
1 In the third quarter of 1997, ALZA recorded charges totaling
  $353.5 million, or $4.13 per share, diluted. These charges included a $247.0 million charge and $8.0 million of interest expense related to the distribution of Crescendo Shares, $87.0 million for acquired in-process research and development and an asset write-down of $11.5 million.

2 In the fourth quarter of 1997, ALZA recorded charges of $21.5 million for acquired in-process research and development and $1.8 million in costs related to a workforce reduction. Net of income taxes, these charges totaled $15.2 million, or $0.17 per share, diluted.

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS


THE BOARD OF DIRECTORS AND STOCKHOLDERS
ALZA CORPORATION


We have audited the accompanying consolidated balance sheet of ALZA Corporation as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of ALZA Corporation at December 31, 1998 and 1997, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December
31, 1998, in conformity with generally accepted accounting principles.


                                                 /s/Ernst & Young LLP

Palo Alto, California
January 29, 1999, except for Note 12
as to which date is March 16, 1999

                                                    SCHEDULE II
                             ALZA CORPORATION
              CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
               Years Ended December 31, 1998, 1997 and 1996



              Balance at    Additions    Deductions
             Beginning    Charged to       and       Balance at
              of Year        Income     write-offs   End of Year

(In millions)

Allowance for
 doubtful
 receivables:

 1998            $ 0.8        $  1.1       $  0.1         $ 1.8

 1997            $ 0.6        $  0.2       $    -         $ 0.8

 1996            $ 0.2        $  0.4       $    -         $ 0.6

Item 9.   CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

          Not applicable.

                            PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      ALZA incorporates by reference the information concerning its directors set forth under the heading "Election of Directors" on pages 1 to 4 in ALZA's definitive Proxy Statement dated March 30, 1999, for its Annual Meeting of Stockholders to be held on May 6, 1999 (the "Proxy Statement") and the information under the heading "Section 16(a) Beneficial Ownership Reporting Compliance" at page 8 in the Proxy Statement. Information concerning ALZA's executive officers appears at the end of Part I of this report on pages 34 to 35.

Item 11.  EXECUTIVE COMPENSATION

      ALZA incorporates by reference the information set forth under the headings "Summary Compensation Table", "1998 Option Grants", "1998 Aggregated Option Exercises and Fiscal Year End Option Values" and "Certain Executive Agreements" set forth under the heading "Executive Compensation" on pages 5 to 11 in the Proxy Statement.


Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

      ALZA incorporates by reference the information set forth under the heading "Beneficial Stock Ownership" on pages 13 to 14 in the Proxy Statement.


Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      ALZA incorporates by reference the information set forth under the heading "Certain Transactions" on page 15 in the Proxy
Statement.

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

      1.  Consolidated Financial Statements:  (See accompanying
Index to Consolidated Financial Statements).

      2. Consolidated Financial Statement Schedule: (see accompanying Index to Consolidated Financial Statement Schedule).

      3.  Exhibits:

                3.1  Restated Certificate of Incorporation
                     of ALZA Corporation filed with the Delaware
                     Secretary of State on February 14, 1994(1)

                3.2 Composite Bylaws of ALZA Corporation as
                    restated on February 10, 1994 and amended on August 11, 1994, February 16, 1995, February 15, 1996, August 13, 1996, February 10, 1998 and
                    March 17, 1999.

                4.1 Indenture dated July 7, 1994 between ALZA
                    Corporation and the Chase Manhattan Bank, N.A. as Trustee, relating to ALZA's 5 1/4% Liquid Yield Option-registered trademark- Notes(2)

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

See footnotes on page 100.

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

                10.5 Amended and Restated Executive Deferral
                     Plan II*

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

                10.7 Executive Deferral Plan Amendments(7)*

                10.8 Amendment Number 2 to Executive Deferral
                     Plans II(8)*

                10.9 ALZA Corporation Amended and Restated
                     Stock Plan(9)*

                10.10 Form of Executive Agreement between
                      ALZA Corporation and Certain Executive
                      Officers(10)*

                10.11 Lease Agreement between ALZA and
                      P/A Charleston Road LLC for Building One of
                      Charleston Road Development Project (a
                      substantially identical lease is in effect for each of two other office buildings)(11)

                10.12 Construction Agreement between ALZA
                      and P/A Charleston Road LLC relating to three office building lease agreements(11)

                10.13 Ground Lease between ALZA and the
                      Peery and Arrillaga Trusts relating to a seven acre parcel in Mountain View(11)

                10.14 License Agreement between ALZA
                      Corporation and Crescendo Pharmaceuticals
                      Corporation for OROS-registered trademark oxybutynin

                21    Subsidiaries

                23    Consent of Ernst & Young LLP,
                      Independent Auditors

                27  Financial Data Schedule for the year ended
                      December 31, 1998

See footnotes on page 100.

Footnotes to pages 98 and 99.

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

(7) Incorporated by reference to ALZA's Form 10-K Annual Report for the year ended December 31, 1992.

(8) Incorporated by reference to ALZA's Form 10-K Annual Report for the year ended December 31, 1994.

(9)  Incorporated by reference to ALZA's Form 10-Q Quarterly
     Report for the quarter ended June 30, 1995.

(10) Incorporated by reference to ALZA's Form 10-K Annual Report for the year ended December 31, 1995.

(11) Incorporated by reference to ALZA's Form 10-K/A Annual
     Report for the year ended December 31, 1997.

*A management contract or compensatory plan or arrangement
  required to be filed as an Exhibit pursuant to Item 14(c) of Form 10-K.

(b) On October 15, 1998, ALZA filed a Form 8-K disclosing the execution of an Agreement and Plan of Merger by ALZA and SEQUUS
Pharmaceuticals, Inc. No financial statements were filed in connection with such
Form 8-K.

                            SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                       ALZA CORPORATION

                                   By: /s/ Dr. Ernest Mario Dr.
                                       Ernest Mario
                                       Chief Executive Officer






Date:  March 26, 1999

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following

persons on behalf of the registrant and in the capacities and on the dates indicated.




/s/ Dr. Ernest Mario                   /s/ Dean O. Morton
Dr. Ernest Mario                       Dean O. Morton
Chairman of the Board of               Director
Directors, Director and Chief          Date: March 26, 1999
Executive Officer
Date: March 26, 1999


/s/ Dr. William R. Brody               /s/ Denise M. O'Leary
Dr. William R. Brody                   Denise M. O'Leary
Director                               Director
Date:    March 26, 1999                Date: March 26, 1999


/s/ William G. Davis                   /s/ Isaac Stein
William G. Davis                       Isaac Stein
Director                               Director
Date:    March 26, 1999                Date: March 26, 1999


/s/ Dr. Robert J. Glaser               /s/ Julian N. Stern
Dr. Robert J. Glaser                   Julian N. Stern
Director                               Director
Date:    March 26, 1999                Date: March 26, 1999


/s/ Dr. I. Craig Henderson             /s/ Bruce C. Cozadd
Dr. I. Craig Henderson                 Bruce C. Cozadd
Director                               Senior Vice President, Chief
Date:    March 26, 1999                Financial Officer and
                                       Principal Accounting Officer
                                       Date: March 26, 1999

                          EXHIBIT INDEX



Exhibit

10.14 License Agreement between ALZA Corporation and
      Crescendo Pharmaceuticals Corporation for OROS-registered trademark-oxybutynin

21    Subsidiaries

23    Consent of Ernst & Young LLP, Independent Auditors

27    Financial Data Schedule