Form 10-K405/A
period 1998-12-31
ALZA CORP
filed 1999-04-19
CIK 4310

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-K/A
                         Amendment No. 1

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED
    DECEMBER 31, 1998

                  Commission File Number 1-6247

                          ALZA CORPORATION
     (Exact name of registrant as specified in its charter)

               Delaware                        77-0142070
(State or other jurisdiction              (I.R.S. Employer
of incorporation of organization)         Identification No.)


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
Common Stock                              New York Stock Exchange

5 1/4% Liquid Yield Option Notes
    due 2014 (Zero Coupon-Subordinated)   New York Stock Exchange

5% Convertible Subordinated Debentures    New York Stock Exchange
    due 2006

Securities registered pursuant to Section 12(g) of the Act:

Warrants (to purchase Common Stock at $65 per share)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[X]

     State the aggregate market value of the voting stock held by non-affiliates of the registrant, as of March 19, 1999:
$4,992,560,924.

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

            ALZA CORPORATION AMENDMENT NO. 1 TO FORM 10-K
          ANNUAL REPORT FOR THE YEAR ENDED DECEMBER 31, 1998



                        TABLE OF CONTENTS


                                                             Page
                                                             ----
        Amended signature page                                 3

        SIGNATURES                                             4




NOTE: This Amendment No. 1 to the Form 10-K Annual Report is being filed in order to include the correct signature page
(including powers of attorney) as signed by the members of the board of directors of ALZA Corporation.

                       Powers of Attorney

     KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Dr. Ernest Mario and Bruce C. Cozadd, jointly and severally, his or her attorneys-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

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



/s/ Dr. William R Brody                /s/ Denise M. O'Leary
Dr. William R. Brody                   Denise M. O'Leary
Director                               Director
Date: March 26, 1999                   Date: March 26, 1999



/s/ William G. Davis                   /s/ Isaac Stein
William G. Davis                       Isaac Stein
Director                               Director
Date: March 26, 1999                   Date: March 26, 1999



/s/ Dr. Robert J. Glaser               /s/ Julian N. Stern
Dr. Robert J. Glaser                   Julian N. Stern
Director                               Director
Date: March 26, 1999                   Date: March 26, 1999


/s/ Bruce C. Cozadd                    /s/ Dr. Craig I. Hendersen
Bruce C. Cozadd                        Dr. I. Craig Henderson
Senior Vice President,                 Director
Chief Financial Officer                Date: March 26, 1999
and Principal Accounting
Officer
Date: March 26, 1999

                            SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to the 10-K Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                   ALZA CORPORATION



                                   /s/ Bruce C. Cozadd
                                   Bruce C. Cozadd
                                   Senior Vice President,
                                   Chief Financial Officer
                                   and Principal Accounting
                                   Officer


April 16, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment No. 1 to the Form 10-K Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



/s/ Dr. Ernest Mario*                  /s/ Dean O. Morton*
Dr. Ernest Mario                       Dean O. Morton
Chairman of the Board of               Director
Directors, Director and Chief          Date:  April 16, 1999
Executive Officer
Date:  April 16, 1999


/s/ Dr. William R Brody*               /s/ Denise M. O'Leary*
Dr. William R. Brody                   Denise M. O'Leary
Director                               Director
Date:  April 16, 1999                  Date:  April 16, 1999


/s/ William G. Davis*                  /s/ Isaac Stein*
William G. Davis                       Isaac Stein
Director                               Director
Date:  April 16, 1999                  Date:  April 16, 1999


/s/ Dr. Robert J. Glaser*              /s/ Julian N. Stern*
Dr. Robert J. Glaser                   Julian N. Stern
Director                               Director
Date:  April 16, 1999                  Date:  April 16, 1999



/s/ Bruce C. Cozadd                    /s/ Dr. Craig I. Hendersen*
Bruce C. Cozadd                        Dr. I. Craig Henderson
Senior Vice President,                 Director
Chief Financial Officer                Date: April 16, 1999
and Principal Accounting
Officer
Date: April 16, 1999


*By:
/s/ Bruce C. Cozadd
Bruce C. Cozadd
Attorney-in-fact
Date:  April 16, 1999