Form 10-Q
period 1999-03-31
ALZA CORP
filed 1999-05-13
CIK 4310

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            FORM 10-Q

 (X) Quarterly Report Pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934 for the quarterly period ended March 31, 1999

                               or

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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )



Number of shares outstanding of each of the registrant's classes of common stock as of April 30, 1999:

Common Stock, $.01 par value - 100,809,606 shares


                        ALZA CORPORATION
                 FORM 10-Q for the Quarter Ended
                         March 31, 1999


                              INDEX


Part I. Financial Information


Item 1. Financial Statements

     Condensed Consolidated Statement of Income                 3
     Condensed Consolidated Balance Sheet                       4
     Condensed Consolidated Statement of Cash Flows             5
     Notes to Financial Statements                           6-11


Item 2. Management's Discussion and Analysis of
       Financial Condition and Results of Operations        12-24


Item 3. Quantitative and Qualitative Disclosures about
       Market Risk                                             25


Part II. Other Information


Item 1. Legal Proceedings                                      25


Item 6. Exhibits and Reports on Form 8-K                       26


Signatures                                                     27


Exhibits

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

                        ALZA CORPORATION
   Condensed Consolidated Statement of Operations (unaudited)
             (In millions, except per share amounts)

                                           Quarter Ended
                                             March 31,
                                      1999                1998
                                   ______________________________

Revenues
  Net sales                         $   96.2           $   66.8
  Royalties, fees and other             58.9               50.4
  Research and development              30.4               26.3
                                   ______________________________
     Total revenues                    185.5              143.5

Costs and expenses
  Costs of products shipped             34.3               31.3
  Research and development              44.1               40.2
  Selling, general and
     administrative                     55.2               24.4
  SEQUUS merger-related costs           32.6                -
                                   ______________________________
     Total costs and expenses          166.2               95.9
                                   ______________________________
     Operating income                   19.3               47.6

Interest expense                        14.9               14.2
Interest and other income               (5.0)              (6.9)
                                   ______________________________
     Net interest and other
      expense                            9.9                7.3
                                   ______________________________
     Income before income taxes          9.4               40.3

Provision for income taxes               5.7               13.8
                                   ______________________________
Net income                          $    3.7           $   26.5
                                   ==============================
Earnings per share
  Basic                             $   0.04           $   0.27
                                   ==============================
  Diluted                           $   0.04           $   0.27
                                   ==============================

Shares used in per share computation
  Basic                                100.4               98.2

                                   ==============================
  Diluted                              103.2              100.1

                                   ==============================

                     See accompanying notes.


                        ALZA Corporation
        Condensed Consolidated Balance Sheet (unaudited)
                          (In millions)
                                        March 31,   December 31,
                                           1999         1998
                                   ______________________________
ASSETS
Current assets:
  Cash and cash equivalents             $    68.4    $    110.1
  Short-term investments                     68.5          86.1
  Receivables, net                          166.5         148.6
  Inventories, at cost:
   Raw materials                             16.1          18.2
   Work in process                           10.1          10.6
   Finished goods                            29.3          25.8
                                   ______________________________
     Total inventories                       55.5          54.6
  Prepaid expenses and other
   current assets                            44.5          26.3
                                   ______________________________
     Total current assets                   403.4         425.7

Property, plant and equipment               501.5         504.7
Less accumulated depreciation
  and amortization                         (130.1)       (132.3)
                                   ______________________________
  Net property, plant and equipment         371.4         372.4
Investments in long-term securities         347.3         317.9
Deferred product acquisition payments       272.9         279.1
Other assets                                271.3         271.5
                                   ______________________________
     Total assets                       $ 1,666.3    $  1,666.6
                                   ==============================
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                      $    27.4    $     59.6
  Accrued liabilities                        71.1          61.5
  Other current liabilities                   6.8           7.4
                                   ______________________________
     Total current liabilities              105.3         128.6

5% convertible subordinated debentures      500.0         500.0
5-1/4% zero coupon convertible
  subordinated debentures                   428.2         422.6
Other long-term liabilities                  74.0          83.5

Stockholders' equity:
  Common stock and additional
   paid-in capital                          660.8         645.5
  Accumulated other comprehensive loss       (2.8)        (10.6)
  Accumulated deficit                       (99.2)       (103.0)
                                   ______________________________
     Total stockholders' equity             558.8         531.9
                                   ______________________________
TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                  $ 1,666.3    $  1,666.6
                                   ==============================
                     See accompanying notes.


                        ALZA CORPORATION
   Condensed Consolidated Statement of Cash Flows (unaudited)
                          (In millions)
                                                Quarter Ended
                                                  March 31,
                                                1999       1998
                                             ____________________
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                   $   3.7   $  26.5
 Non-cash adjustments to reconcile net income
  to net cash provided by operating activities:
  Depreciation and amortization                   8.9      10.4
  Amortization of product acquisition payments    6.3       2.6
   Interest on 5-1/4% zero coupon convertible
     subordinated debentures                      5.6       5.2
  Changes in current assets:
   Receivables                                  (17.9)     (8.2)
   Inventories                                   (0.8)      4.4
   Prepaid expenses and other current assets     (4.4)     (1.9)
  Changes in liabilities:
   Accounts payable                             (12.3)     (8.9)
   Accrued liabilities                           11.8     (16.0)
   Other long-term liabilities                   (3.4)     (0.6)
   Asset write-down                               9.5       -
                                             ____________________
     Total adjustments                            3.3     (13.0)
                                             ____________________
 Net cash provided by operating activities        7.0      13.5

CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures                           (15.8)    (13.4)
 Product acquisition payments                   (20.0)     (5.0)
 Purchases of available-for-sale securities     (72.8)    (99.1)
 Sales and maturities of available-for-sale
   securities                                    50.9      92.0
 Maturities of available-for-sale securities      4.0      17.5
 Other investing activities                      (1.5)     (5.4)
                                             ____________________
Net cash used in investing activities           (55.2)    (13.4)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Issuances of common stock                       13.0      20.0
 Principal payments on long-term debt            (6.5)     (2.9)
                                             ____________________
Net cash provided by financing activities         6.5      17.1
                                             ____________________
Net (decrease) increase in
 cash and cash equivalents                      (41.7)     17.2

Cash and cash equivalents at
 beginning of period                            110.1      71.7
                                             ____________________
Cash and cash equivalents at end of period    $  68.4   $  88.9
                                             ====================

                     See accompanying notes.


ALZA CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited)

NOTE 1. BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. The information at March 31, 1999 and for the quarters ended March 31, 1999 and 1998 includes all adjustments (consisting only of normal recurring adjustments) that the management of ALZA Corporation ("ALZA") believes necessary for fair presentation of the results for the periods presented.

     Results for any interim period are not necessarily indicative of results for any future interim period or for the entire year. The accompanying financial statements should be read in conjunction with the financial statements and notes thereto included in ALZA's Annual Report on Form 10-K for the year ended December 31, 1998 and the Form 8-K filed concurrently with this Form 10-Q, which restates financial information for prior periods to reflect the combined results of ALZA and SEQUUS Pharmaceuticals, Inc. ("SEQUUS").

     In March 1999, all of the outstanding shares of SEQUUS were acquired by ALZA in a business combination accounted for as a pooling-of-interests. Accordingly, the financial data for prior periods has been restated to represent the combined financial results of ALZA and SEQUUS (Note 4).

Comprehensive Income

     Total comprehensive income includes net income plus other comprehensive income, which, for ALZA, primarily comprises net unrealized gains or losses on available-for-sale securities. Other comprehensive income (loss) was $7.9 million and $(0.1) million for the quarters ended March 31, 1999 and 1998, respectively. Total comprehensive income was $11.6 million and $26.4 million for the quarters ended March 31, 1999 and 1998, respectively.

Supplemental Disclosures of Cash Flow Information

Noncash Investing and Financing        Quarter Ended March 31,
  Activities (In millions)            1999                1998
                                   ____________________________
Investment in low-income housing
  in exchange for long-term debt    $  -               $  10.1

Acquisition of building in lieu of
  repayment of note receivable         -                  17.5


Reclassification

     Certain amounts in the prior year's financial statements have been reclassified to conform to the 1999 presentation.

NOTE 2. PER SHARE INFORMATION

     Basic earnings per share is calculated by dividing net income by the weighted average common shares outstanding for the period. Diluted earnings per share is calculated by dividing net income, as adjusted, by the weighted average common shares outstanding for the period plus the dilutive effect of stock options, warrants and convertible securities.

     The following table sets forth the computation of ALZA's basic and diluted earnings per share:
                                       Quarter Ended March 31,
(in millions, except per share amounts)   1999          1998
_______________________________________________________________
NUMERATOR:
Basic
  Net income                           $   3.7       $  26.5
===============================================================
Diluted
  Net income                           $   3.7       $  26.5
===============================================================
DENOMINATOR:
Basic
  Weighted average shares                100.4          98.2
===============================================================
Diluted
  Weighted average shares                100.7          98.2
  Effect of dilutive securities:
   Employee stock options                  2.5           1.7
   Warrants                               -              0.2
_______________________________________________________________
  Weighted average shares and
    assumed conversions                  103.2         100.1
===============================================================
Basic earnings per share               $  0.04        $ 0.27
===============================================================
Diluted earnings per share             $  0.04        $ 0.27
===============================================================

     Stock options and warrants to purchase 1.1 million shares of common stock were excluded from the diluted earnings per share calculation for the quarters ended March 31, 1999 and 1998, because the exercise price of the options and warrants was greater than the average market price of the common shares during the quarter, and therefore the effect of including those options and warrants would have been anti-dilutive. Assumed conversions of ALZA's outstanding 5% convertible subordinated debentures due 2006 ("5% Debentures") and 5-1/4% zero coupon convertible subordinated debentures due 2014 ("5-1/4% Debentures") were not included in the diluted earnings per share calculation for the periods presented, as their inclusion would have been anti-dilutive.


NOTE 3. CRESCENDO PHARMACEUTICALS CORPORATION (RELATED PARTY)

     Under the Development Agreement between ALZA and Crescendo Pharmaceuticals Corporation ("Crescendo"), ALZA recorded product development revenues of $23.3 million for the quarter ended March 31, 1999, compared with $19.9 million for the quarter ended March 31, 1998. ALZA expects that Crescendo will have expended all its available funds during 2000.

     Under the Technology License Agreement between ALZA and Crescendo, ALZA recorded technology fee revenue from Crescendo of $2.0 million for the first quarter of 1999, compared with $3.0 million for the first quarter of 1998, in accordance with the terms of the agreement.

     ALZA recognizes the technology fee from Crescendo when earned. Since Crescendo owes the fee at the end of each month if, and only if, at least two of the "Initial Products" remain in development and/or have been licensed by ALZA at the end of each month, the fee is not earned until the end of each month in which these conditions are met. Development of any or all of the Initial Products could be terminated by Crescendo at any time. Three of the seven Initial Products were in development and/or had been licensed at March 31, 1999. The monthly technology fee payments are not guaranteed, and the conditions precedent to their payment have not been fulfilled and cannot be fulfilled before the end of each month. At the time ALZA accrues the Crescendo technology fee, ALZA has no future performance obligations to Crescendo in order to earn the fee that is being accrued.

     ALZA has an option to acquire an exclusive, royalty-bearing license to each product developed by Crescendo under the Development Agreement. The option is exercisable on a product-by-product, country-by-country, basis. In December 1998, ALZA exercised its option to obtain a worldwide license to OROS-registered trademark- oxybutynin (marketed by ALZA in the United States as Ditropan-registered trademark- XL). Under the license agreement for this product, ALZA must pay Crescendo 2.5% of net sales of the licensed product in the first year of sales, and 3% in the second and third years. Thereafter, until 15 years after the date of the first commercial sale of the product, the percentage owed to Crescendo would be based upon development costs paid by Crescendo; based upon current information this rate is expected to be between 5% and 6%.


NOTE 4.  ACQUISITION OF SEQUUS PHARMACEUTICALS, INC.

     On March 16, 1999, ALZA completed a merger with SEQUUS by acquiring all of SEQUUS' outstanding stock in a tax-free, stock-for-stock transaction. SEQUUS stockholders received 0.4 shares of ALZA common stock for each share of SEQUUS common stock. ALZA issued 13.2 million shares in the merger. ALZA accounted for the transaction as a pooling of interests. Accordingly, ALZA's consolidated financial statements have been retroactively restated for prior periods to include the combined financial results of ALZA and SEQUUS. For the quarter ended March 31, 1999, the consolidated results of operations of the combined companies have been presented and no adjustments were necessary to conform the accounting practices of the two companies.

     The table below presents the separate results of operations for ALZA and SEQUUS for the periods prior to the merger and combined results after the merger:

                                              Merger-
                                              related
 (In millions)             ALZA     SEQUUS  adjustments  Total
_________________________________________________________________
Quarter Ended March 31, 1999
   Revenues              $ 173.1   $  12.4   $    -      $ 185.5
   Net income               42.0      (5.7)   (a)(32.6)      3.7
_________________________________________________________________
 Quarter Ended March 31, 1998
   Revenues              $ 130.7   $  12.4   $    -      $ 143.5
   Net income (loss)        28.3      (3.0)   (b)  1.2      26.5
_________________________________________________________________
(a) Represents expenses incurred by ALZA related to the SEQUUS merger.
(b)  Represents a 40% tax benefit derived from SEQUUS' net loss.

     As a result of the SEQUUS acquisition, ALZA incurred merger-related costs that consisted of merger transaction costs, exit costs and employee severance costs. Merger transaction costs consisted primarily of fees for investment bankers, attorneys, accountants, filing fees, financial printing costs and other related charges. Exit costs include costs such as cancellation of lease agreements and the write-down of SEQUUS assets that will not be used in continuing operations. The following table shows the details of the merger-related costs for the quarter ended March 31, 1999:

                                    Merger-              Balance
                                    related            at March 31,
(In millions)                        costs    Utilized    1999
_________________________________________________________________
Merger transaction costs             $13.2     $ 5.4     $ 7.8
Exit costs                            14.3       9.5       4.8
Employee severance                     5.1       5.0       0.1
                                  _______________________________
Total                                $32.6     $19.9     $12.7
                                  ===============================

NOTE 5.  SEGMENT REPORTING

     ALZA has two operating segments: ALZA Pharmaceuticals and ALZA Technologies. The ALZA Pharmaceuticals segment includes sales of products directly to the pharmaceutical marketplace, research and development of potential products to be marketed by ALZA (including revenues and expenses relating to products under development with Crescendo) and co-promotion revenues for products co-promoted by ALZA. The ALZA Technologies segment includes research, development and manufacturing for client companies and ALZA Pharmaceuticals, and royalties and fees (including milestone payments) from ALZA's client companies under joint product development and commercialization agreements. The "Other" category primarily comprises corporate general and administrative expenses, including finance, legal, human resources, commercial development, executive and other functions not directly attributable or allocated to the activities of the operating segments, as well as rental and service fee revenues. SEQUUS' net sales, costs of products shipped, research and development for potential products to be marketed by ALZA and sales and marketing expenses are included in ALZA Pharmaceuticals; royalties and fee revenues and research and development expenses are included in ALZA Technologies; and general and administrative expenses are included in Other.

     ALZA evaluates performance and allocates resources based on operating income or loss from operations (before allocation of certain general and administrative expenses, net interest expense, investment gains and losses and income taxes). ALZA does not assess segment performance or allocate resources based on a segment's total assets, and therefore ALZA's assets are not reported by segment. ALZA allocates certain long-lived assets to operating segments for purposes of allocating depreciation and amortization expense. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. ALZA accounts for intersegment revenues based on prices negotiated between the segments, which generally approximate the prices charged to third parties.

     ALZA's reported segments are strategic operating units that distribute products to different types of customers and provide different types of services. They are managed differently because ALZA Pharmaceuticals' sales and marketing efforts are extensive and disparate from the revenue generation process resulting from arrangements with client companies.

     The following tables contain information about segment operating income (loss) for the quarter ended March 31, 1999 and 1998:

                                Quarter Ended March 31,
(In millions)                      1999           1998
____________________________________________________________
Revenues from external customers
Net sales
 ALZA Pharmaceuticals            $ 67.9         $ 41.8
 ALZA Technologies                 28.3           25.0
Royalties, fees and other
 ALZA Pharmaceuticals               3.1            3.8
 ALZA Technologies                 55.4           46.3
 Other                              0.4            0.3
Research and development
 ALZA Pharmaceuticals              23.2           19.5
 ALZA Technologies                  7.2            6.8
                                 ___________________________
  Total                          $185.5         $143.5
                                 ===========================
Intersegment revenues
Net sales
 ALZA Pharmaceuticals            $  -           $  -
 ALZA Technologies                  4.2            1.5
Research & development
 ALZA Pharmaceuticals               -              -
 ALZA Technologies                 32.5           31.2
                                 ___________________________
  Total                          $ 36.7         $ 32.7
                                 ===========================
Segment operating income (loss)
 ALZA Pharmaceuticals            $ (3.0)        $  2.2
 ALZA Technologies                 61.0           51.4
 Other                            (38.7)          (6.0)
                                 ___________________________
  Total                          $ 19.3         $ 47.6
                                 ===========================

     The following table contains a reconciliation of ALZA's income before taxes to that reported by segment in the tables above:

                                Quarter Ended March 31,
(In millions)                      1999           1998
____________________________________________________________
Income (loss) before taxes
Total operating income for
  reportable segments           $  58.0         $ 53.6
Other loss                        (38.7)          (6.0)
Unallocated amounts:
 Interest income                    5.0            6.9
 Interest expense                 (14.9)         (14.2)
                                ____________________________
Income before income taxes      $   9.4         $ 40.3
                                ============================

NOTE 6.  SUBSEQUENT EVENTS

     In April 1999, AlZA sold three of its buildings located in Palo Alto, California. The net proceeds from the sale of the buildings were $6.4 million. ALZA will lease back these buildings through December 31, 1999, when it expects to complete occupancy of its new premises under construction in Mountain View, California.


Item 2.  Management's Discussion and Analysis of Financial
        Condition and Results of Operations

Notice Concerning Forward-Looking Statements

     Some of the statements made in this Form 10-Q are forward-looking in nature, including, without limitation, plans concerning the commercialization of products, statements concerning potential product sales, future costs of products shipped (and gross margins), associated sales and marketing expenses, plans concerning development of products and other statements that are not historical facts. The occurrence of the events described, and the achievement of the intended results, are subject to various risk factors that could cause ALZA's actual results to be materially different than those presented, some or all of which are not predictable or within ALZA's control. Many risks and uncertainties are inherent in the pharmaceutical industry; others are more specific to ALZA's business. Many of the significant risks related to ALZA's business are described in ALZA's Annual Report on Form 10-K for the year ended December 31, 1998.


RESULTS OF OPERATIONS

SUMMARY                                  Quarter Ended March 31,
(In millions, except per share amounts)   1999            1998
________________________________________________________________
Revenues                               $ 185.5         $ 143.5
________________________________________________________________
Operating income                          19.3            47.6
________________________________________________________________
Net income                                 3.7            26.5
________________________________________________________________
Diluted earnings per share                0.04            0.27
________________________________________________________________

     ALZA's net income for the quarter ended March 31, 1999 was $3.7 million or $0.04 per diluted share compared with a net income of $26.5 million or $0.27 per diluted share for the quarter ended March 31, 1998. Net income for the quarter ended March 31, 1999 included merger-related charges of $24.8 million (net of tax effect of $7.8 million), or $0.24 per share, and should be excluded in order to analyze comparable operating results for the two quarters.

     On a comparable basis, for the quarter ended March 31, 1999, ALZA's net income increased 8% to $28.5 million, or $0.28 per diluted share, excluding the merger-related charges discussed above, compared with $26.5 million or $0.27 per share for the quarter ended March 31, 1998. The increase in net income for the quarter ended March 31, 1999 resulted primarily from the following:

     - Net sales increased 44% to $96.2 million for the quarter ended March 31, 1999 from $66.8 million for the quarter ended March 31, 1998. The increase in sales resulted from a 63% increase in sales of products by ALZA Pharmaceuticals to $67.9 million for the quarter ended March 31, 1999 from $41.8 million for the quarter ended March 31, 1998. This increase in ALZA Pharmaceuticals' sales can be primarily attributed to $22.0 million in sales of Ditropan-registered trademark- XL (oxybutynin chloride), which was launched on February 1, 1999, and a 29% increase in sales of Doxil-registered trademark-/Caelyx-registered trademark- (doxorubicin HCl liposome injection) for the quarter ended March 31, 1999 compared to the quarter ended March 31, 1998. In addition, revenues from contract manufacturing increased 13% to $28.3 million for the quarter ended March 31, 1999 from $25.0 million for the quarter ended March 31, 1998 due to higher shipments of NicoDerm-registered trademark- CQ-trademark- (nicotine) to SmithKline Beecham ("SB"), Covera-HS-trademark- (verapamil) to G.D. Searle & Co. ("Searle") and Glucotrol XL-registered trademark- (glipizide) to Pfizer Inc. ("Pfizer").

     - Gross margin increased to 64% for the quarter ended March
       31, 1999 from 53% for the quarter ended March 31, 1998. The increase in gross margin was due to an increase in sales of ALZA-marketed products as a percentage of total net sales and, to a lesser extent, an improvement in margins of contract manufactured products.

     - Royalties, fees and other revenues increased 17% to $58.9 million for the quarter ended March 31, 1999 from $50.4 million for the quarter ended March 31, 1998. The increase in royalties is primarily due to an increase in royalties on sales of Duragesic-registered trademark- (fentanyl) by Janssen Pharmaceutica, Inc.(together with its affiliates, "Janssen"), NicoDerm CQ by SB and Cardura XL-registered trademark- (doxazosin mesylate) and Glucotrol XL by Pfizer, partially offset by a decrease in royalties from sales of Procardia XL-registered trademark- by Pfizer. Fee revenue decreased for the quarter ended March 31, 1999 compared to the quarter ended March 31, 1998.

     - Research and development revenues increased 16% to $30.4 million for the quarter ended March 31, 1999 from $26.3 million for the quarter ended March 31, 1998. The increase is due to research and development revenue from Crescendo of $23.3 million for the quarter ended March 31, 1999 compared with $19.9 million for the quarter ended March 31, 1998.

     - ALZA's effective tax rate declined to 32% for the quarter ended March 31, 1999 compared to 34% for the quarter ended March 31, 1998.

     Substantially offsetting these contributions to net income in 1999 were the following:

     - Research and development expenses increased 10% to $44.1 million for the quarter ended March 31, 1999 from $40.2 million for the quarter ended March 31, 1998.

     - Selling, general and administrative expenses increased 127%
       to $55.2 million for the quarter ended March 31, 1999 from $24.4 million for the quarter ended March 31, 1998. The increase was due to the expansion of the sales organization in 1998, the increase in marketing expenditures related to the launch of Ditropan XL in the first quarter of 1999 and increased marketing expenses for ALZA's expanded product portfolio.

     - Interest income declined 27% to $5.0 million for the quarter ended March 31, 1999 compared with $6.9 million for the quarter ended March 31, 1998, primarily due to lower cash balances as a result of a payment in the third quarter of 1998 of $91.2 million for the exercise of the option to acquire all of the outstanding limited partnership interests in ALZA TTS Research Partners, Ltd. (the "TTS Partnership").

OPERATING SEGMENT SUMMARY

     ALZA has two operating segments: ALZA Pharmaceuticals and ALZA Technologies.

     ALZA Pharmaceuticals markets and sells products developed by ALZA Technologies or others directly to the pharmaceutical marketplace in the United States and Canada and to distributors who sell such products outside the United States and Canada.
ALZA Pharmaceuticals also conducts product development, co-promotes products with third parties, and engages ALZA Technologies and others to conduct product development and manufacture products for ALZA Pharmaceuticals.

     ALZA Technologies conducts research and development of ALZA's drug delivery technologies and products for ALZA
Pharmaceuticals and Crescendo and other pharmaceutical company clients, and manufactures products for sale by ALZA
Pharmaceuticals and client companies.

     The "Other" category primarily comprises corporate general and administrative activities and the associated costs related to finance, legal, human resources, commercial development, executive and other functions not directly attributable (or allocated) to the activities of the operating segments, as well as rental and service fee revenues.

     SEQUUS' net sales, costs of products shipped, research and development for products marketed by, and potential products to be marketed by, ALZA and sales and marketing expenses are included in ALZA Pharmaceuticals; royalties and fee revenues, research and development revenues and related expenses (largely for activities undertaken on behalf of ALZA Pharmaceuticals) are included in ALZA Technologies; and general and administrative expenses are included in Other.


OPERATING SEGMENT SUMMARY              Quarter Ended March 31,
(In millions)                          1999               1998
_________________________________________________________________
Revenues
ALZA PHARMACEUTICALS                $  94.2            $  65.1
ALZA TECHNOLOGIES                     127.6              110.8
OTHER                                   0.4                0.3
_________________________________________________________________
Total segment revenues                222.2              176.2
Intersegment elimination              (36.7)             (32.7)
_________________________________________________________________

     Total revenues                 $ 185.5            $ 143.5
_________________________________________________________________

Operating income (loss)
ALZA PHARMACEUTICALS                $  (3.0)           $   2.2
ALZA TECHNOLOGIES                      61.0               51.4
OTHER                                 (38.7)              (6.0)
_________________________________________________________________

     Total operating income         $  19.3            $  47.6
_________________________________________________________________

ALZA PHARMACEUTICALS

     The decrease in ALZA Pharmaceuticals' operating income in the quarter ended March 31, 1999 compared to the quarter ended March 31, 1998, was due to a 55% increase in operating expenses reflecting the substantial expansion of ALZA's sales organization and increased marketing expenses related to the launch of Ditropan-registered trademark- XL and its expanded product portfolio. The increase in operating expenses was partially offset by a 63% increase in net sales of ALZA-marketed products.

ALZA TECHNOLOGIES

     Operating income for ALZA Technologies increased 19% in the quarter ended March 31, 1999 compared to the quarter ended March 31, 1998. This increase was primarily due to a 20% increase in royalties, fees and other revenues and a 13% increase in contract manufacturing sales.

OTHER

     Operating loss for the "Other" segment increased significantly in the quarter ended March 31, 1999 compared to the quarter ended March 31, 1998. The increase in the operating loss was due primarily to $32.6 million of merger-related charges recorded in the quarter ended March 31, 1999 related to the SEQUUS acquisition.

                            NET SALES


Net Sales                                 Quarter Ended March 31,
(In millions)                                1999         1998
__________________________________________________________________
ALZA PHARMACEUTICALS
Ditropan-registered trademark- XL         $  22.0      $    -
Doxil-registered trademark-/
   Caelyx-registered trademark-              14.3         10.7
Ethyol-registered trademark-                  8.6          8.1
Mycelex-registered trademark- Troche          5.0          5.9
Elmiron-registered trademark-                 4.9          7.0
Testoderm-registered trademark-  TTS line     4.5          2.0
Other                                         8.6          8.1
__________________________________________________________________
  Total                                      67.9         41.8
__________________________________________________________________
ALZA TECHNOLOGIES
Contract manufacturing                       28.3         25.0
Intersegment                                  4.2          1.5
__________________________________________________________________
  Total                                      32.5         26.5
__________________________________________________________________
Intersegment eliminations                    (4.2)        (1.5)
__________________________________________________________________
Total net sales                           $  96.2      $  66.8
__________________________________________________________________
Total net sales as a percentage
of total revenues                            52%          47%
__________________________________________________________________


ALZA PHARMACEUTICALS

     Included in net sales of ALZA-marketed products are sales of the products marketed directly by ALZA in the United States and Canada, and sales of those products in other countries through distributors. Net sales of ALZA-marketed products increased 63% for the quarter ended March 31, 1999 compared to the quarter ended March 31, 1998, resulting from initial sales of Ditropan XL, which was launched in February 1999, and a 29% increase in sales of Doxil for the quarter ended March 31, 1999 compared to the quarter ended March 31, 1998. Partially offsetting these increases was a 31% decline in sales of Elmiron-registered trademark- (pentosan polysulfate sodium) and a 14% decline in sales of Mycelex-registered trademark- (clotrimazole) Troche.

     Net sales of ALZA-marketed products can be expected to vary from quarter to quarter, particularly in the first years after launch of a new product. Ditropan XL was launched in the first quarter of 1999, and Doxil, Ethyol-registered trademark- (amifostine), Elmiron and Testoderm-registered trademark- TTS (Testosterone Transdermal System) were cleared for marketing during the past few years. These products have not yet achieved their steady-state sales levels. Wholesaler stocking patterns, managed care and formulary acceptance, the introduction of competitive products, and acceptance by patients and physicians will affect future sales of these products.

ALZA TECHNOLOGIES

     Net sales from contract manufacturing include sales generated from contract manufacturing activities for ALZA's client companies and for ALZA Pharmaceuticals. Net sales from contract manufacturing increased 13% for the quarter ended March 31, 1999 compared to the quarter ended March 31, 1998, primarily due to an increase in ALZA shipments of NicoDerm CQ to SB and Covera-HS to Searle.

     The timing and quantities of orders for products marketed by client companies are not within ALZA's control. Net sales to client companies can be expected to fluctuate from period to period, sometimes significantly, depending on the volume, mix and timing of orders of products shipped to client companies, and in some quarters, due to the shipment of launch quantities of products to clients.


                          GROSS MARGIN

                                      Quarter Ended March 31,
Gross margin                           1999              1998
________________________________________________________________

 ALZA PHARMACEUTICALS (1)              83%                76%
 ALZA TECHNOLOGIES (1)                 20%                13%

________________________________________________________________
 Gross margin(2)                       64%                53%
________________________________________________________________

(1)  Includes intersegment revenues or expenses.
(2)  After intersegment eliminations.

     The increase in total gross margin for the quarter ended March 31, 1999 compared to March 31, 1998 was due to increased sales of higher-margin products by ALZA Pharmaceuticals and, to a lesser extent, an increase in margins on products shipped by ALZA Technologies to client companies. ALZA expects its gross margin on net sales to increase from historical rates over the longer term, although quarter-to-quarter fluctuations, even significant ones, can be expected to continue to occur. A trend of higher gross margins may be achieved through a proportionate increase in direct sales by ALZA Pharmaceuticals in relation to sales from contract manufacturing and, to a lesser extent, increased utilization of capacity and greater operating efficiencies by ALZA Technologies.

ALZA PHARMACEUTICALS

     The gross margin on net sales of ALZA-marketed products increased in the quarter ended March 31, 1999 compared to the quarter ended March 31, 1998 due to a shift in product mix toward sales of higher-margin products, including Ditropan XL, which was launched February 1, 1999.

ALZA TECHNOLOGIES

     The gross margin on net sales of products manufactured by ALZA Technologies for sale by client companies and ALZA Pharmaceuticals increased in the quarter ended March 31, 1999 compared with the quarter ended March 31, 1998 as a result of an increase in shipments of higher-margin products to client companies. ALZA Technologies' gross margin on its contract manufacturing sales is usually considerably lower than ALZA Pharmaceuticals' gross margin on its sales of ALZA-marketed products. ALZA's client-funded product development agreements generally provide for a supply price that is intended to cover ALZA's costs to manufacture the product plus a small margin.
ALZA also receives royalties on the clients' sales of the products, which are included in royalties, fees and other revenues. Sales to ALZA Pharmaceuticals are based upon negotiated prices, which generally approximate the prices charged to third parties.

               ROYALTIES, FEES AND OTHER REVENUES


Royalties, Fees and Other Revenues     Quarter Ended March 31,
(In millions)                          1999               1998
_________________________________________________________________

ALZA PHARMACEUTICALS                $   3.1            $   3.8
ALZA TECHNOLOGIES                      55.4               46.3
OTHER                                   0.4                0.3
_________________________________________________________________
  Total royalties, fees and
  other revenues                    $  58.9            $  50.4
_________________________________________________________________
Percentage of total revenues           32%                35%
_________________________________________________________________


ALZA PHARMACEUTICALS

     For the quarter ended March 31, 1999, fee revenue for AlZA Pharmaceuticals included technology fees of $2.0 million from Crescendo compared to $3.0 million from Crescendo for the quarter ended March 31, 1998, as provided in the agreements between ALZA and Crescendo.

ALZA TECHNOLOGIES

     Royalties, fees and other revenues increased 20% for the quarter ended March 31, 1999, compared to the quarter ended March 31, 1998. The first quarter increase in royalties, fees and other revenues was primarily due to an increase of 26% in royalties resulting from higher royalties on product sales of Duragesic, NicoDerm CQ, Cardura XL, and Glucotrol XL, partially offset by a decrease in royalties from sales of Procardia XL.

     Sales of Procardia XL, as reported by Pfizer, decreased 27% in the quarter ended March 31, 1999 compared to the quarter ended March 31, 1998. Several companies have filed Abbreviated New Drug Applications ("ANDA") with the United States Food and Drug Administration ("FDA") requesting clearance to market generic equivalents to Procardia XL, and one company has received tentative FDA approval of its ANDA. Pfizer has filed suit against these companies for infringement of patent rights relating to the nifedipine active drug substance in Procardia XL, and is also involved in litigation with the FDA and one of the ANDA applicants concerning the regulatory status of the applicant's product. It is not possible to predict the timing and amount of the negative impact on sales of Procardia XL that will result from competition from these or other potential generic sustained release nifedipine products.

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


                    RESEARCH AND DEVELOPMENT


Research and Development Revenues         Quarter Ended March 31,
(In millions)                                1999         1998
_________________________________________________________________
ALZA PHARMACEUTICALS
 Crescendo                                $  23.2      $  19.5
_________________________________________________________________
ALZA TECHNOLOGIES
 Crescendo                                $   -        $   0.5
 Other clients                                7.2          6.3
 Intersegment                                32.5         31.2
_________________________________________________________________
     Total                                   39.7         38.0
_________________________________________________________________
Intersegment elimination                    (32.5)       (31.2)
_________________________________________________________________
Total research and development revenues   $  30.4       $  26.3
_________________________________________________________________
Percentage of total revenues                 16%           18%
_________________________________________________________________


ALZA PHARMACEUTICALS

     ALZA Pharmaceuticals derives research and development revenues from Crescendo. Revenues from Crescendo are offset by intersegment charges from ALZA Technologies for research and development expenses incurred on behalf of ALZA Pharmaceuticals related to products under development for marketing by ALZA Pharmaceuticals. ALZA expects that Crescendo will have expended all its available funds during 2000.

     ALZA has an option to acquire an exclusive, royalty-bearing license to each product developed by Crescendo under the Development Agreement. The option is exercisable on a product-by-product, country-by-country, basis. In December 1998, ALZA exercised its option to obtain a worldwide license to OROS oxybutynin (Ditropan XL). Under the license agreement, ALZA must pay Crescendo 2.5% of net sales of the licensed product for the first year of sales and 3% for the second and third years. Thereafter, until 15 years after the date of the first commercial sale of the product, the percentage owed to Crescendo would be based upon development costs paid by Crescendo; based upon current information this rate is expected to be between 5% and 6%.

ALZA TECHNOLOGIES

     Research and development revenues increased 4% for the quarter ended March 31, 1999 compared to the quarter ended March
31, 1998 reflecting an increase in product development activities under agreements with client companies.


Research and Development Expenses        Quarter Ended March 31,
(In millions)                              1999           1998
_________________________________________________________________
ALZA PHARMACEUTICALS
 Intersegment                           $  32.5        $  31.2
 Product development expense                6.0            3.7
_________________________________________________________________
     Total ALZA Pharmaceuticals            38.5           34.9
_________________________________________________________________
ALZA TECHNOLOGIES                          38.1           36.5
_________________________________________________________________
Intersegment elimination                  (32.5)         (31.2)
_________________________________________________________________
Total research and development
 expenses                               $  44.1        $  40.2
_________________________________________________________________
As a percentage of total revenues          24%            28%
_________________________________________________________________


ALZA PHARMACEUTICALS

     ALZA Pharmaceuticals engages ALZA Technologies to perform research and development services, which are charged under the same formula ALZA charges client companies. Expenses related to these services were relatively constant for the quarters ended March 31, 1999 and 1998. Product development expense increased in the quarter ended March 31, 1999 compared to the quarter ended March 31, 1998 primarily due to an increase in development costs related to products currently marketed by ALZA Pharmaceuticals.

ALZA TECHNOLOGIES

     Research and development expenses increased 4% in the quarter ended March 31, 1999, compared to the quarter ended March
31, 1998, reflecting an increase in product development activities under agreements with client companies.

          SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses
                                           Quarter Ended March 31,
 (In millions)                                  1999      1998
__________________________________________________________________
ALZA PHARMACEUTICALS
 Sales and marketing expenses                $  42.8   $  15.4
__________________________________________________________________
ALZA PHARMACEUTICALS
 Amortization of product acquisition payments    3.9       2.6
ALZA TECHNOLOGIES
Amortization of product acquisition payments     2.2        -
__________________________________________________________________
   Total                                         6.1       2.6
__________________________________________________________________
OTHER
 General and administrative expenses             6.3       6.4
__________________________________________________________________
Total selling, general and
   administrative expenses                   $  55.2   $  24.4
==================================================================
Total selling, general and administrative
   expenses as a percentage of total revenues   30%       17%
__________________________________________________________________


ALZA PHARMACEUTICALS

     Sales and marketing expense increased substantially for the quarter ended March 31, 1999 compared to the quarter ended March 31, 1998 as a result of the significant increase in the size of ALZA's sales organization, the increased sales and marketing activities due to the launch of Ditropan XL and the increased marketing expense for ALZA's expanded product portfolio. During the second half of 1998, ALZA expanded its sales organization by approximately 260 sales professionals. In 1998, ALZA entered into an agreement with UCB Pharma, Inc. ("UCB Pharma") under which approximately 350 sales professionals of UCB Pharma are co-promoting Ditropan XL in the United States with ALZA. UCB Pharma receives payments based on sales of Ditropan XL above certain levels, as well as payments for calls made. The term of the co-promotion arrangement continues through March 2002.

     Amortization of product acquisition payments for the ALZA Pharmaceuticals segment increased 50% in the quarter ended March 31, 1999 compared to the quarter ended March 31, 1998 due to the amortization of payments for products that were acquired in the second half of 1998 and the amortization of additional payments made since the first quarter of 1998 related to product acquisitions.

ALZA TECHNOLOGIES

     Amortization of product acquisition payments for ALZA
Technologies relates to three months amortization of the $91.2 million exercise price paid in August 1998 to acquire all of the outstanding limited partnership interests in the TTS Partnership.

                          NET INTEREST

Net Interest                            Quarter Ended March 31,
(In millions)                           1999               1998
_________________________________________________________________
Interest and other income             $ (5.0)           $  (6.9)
Interest expense                        14.9               14.2
_________________________________________________________________
 Net interest and other expense       $  9.9            $   7.3
_________________________________________________________________

     Interest and other income declined 28% for the quarter ended March 31, 1999 compared to the quarter ended March 31, 1998 due to significantly lower average invested cash balances. ALZA's lower cash balance in the first quarter of 1999 was attributable to the payment of $91.2 million for the exercise of the option to acquire all of the outstanding limited partnership interest in the TTS Partnership, which occurred in the third quarter of 1998. Interest expense was slightly higher for the quarter ended March 31, 1999 as compared to the same period for 1998, primarily due to accreted interest on ALZA's outstanding 5-1/4% Debentures.


Effective Tax Rate

     For the first quarter of 1999, the effective income tax rate was 32%, excluding the tax effect of $7.8 million on merger-related costs of $32.6 million, compared to 34% for the first quarter of 1998. ALZA's annual effective combined federal and state income tax rate for 1999 is estimated to be 32% assuming utilization of SEQUUS' net operating losses. The actual effective income tax rate will depend upon the actual level of earnings, potential changes in the tax laws, the amount of investment and research credits available and ALZA's ability to utilize such credits.


                 LIQUIDITY AND CAPITAL RESOURCES


LIQUIDITY AND CAPITAL RESOURCES        March 31,      December 31,
(In millions)                             1999             1998
__________________________________________________________________
Working capital                      $   298.1        $   297.1
Cash and investments                     484.2            514.1
Total assets                           1,666.3          1,666.6
Long-term debt                           962.7            966.1
__________________________________________________________________
                                         Quarter ended March 31,
(In millions)                             1999             1998
__________________________________________________________________
Net cash provided by (used in)
  operating activities               $     7.0        $   (13.0)
Capital expenditures                      15.8             13.4
Product acquisition payments              20.0              5.0
__________________________________________________________________


     Cash flow provided by operating activities for the quarter ended March 31, 1999 was $7.0 million (or $17.3 million excluding payments for merger-related expenses) compared to $13.5 million for the quarter ended March 31, 1998.

     ALZA's capital spending for the quarter ended March 31, 1999 was $15.8 million for additions to facilities and equipment to support its research, development and manufacturing activities, compared to capital spending of $13.4 million in the same period in 1998. While ALZA believes its current facilities and equipment (including the facilities currently under construction) are sufficient to meet its current operating requirements, ALZA is expanding its facilities and equipment to support its medium-term and long-term requirements. Capital expenditures during the remainder of 1999 are expected to continue to increase over 1998 levels to complete the Mountain View facilities discussed below.

     As a result of ALZA's investment in a real estate joint venture and construction of buildings in Mountain View, California, which are scheduled to be completed in late 1999, ALZA has been evaluating its real estate holdings and future facilities needs. In April 1999, ALZA sold three of its buildings located in Palo Alto, California for a total of $6.4 million. ALZA will lease back these buildings through December 31, 1999, when it expects to complete occupancy of the new buildings in Mountain View. ALZA expects to sell or lease certain other Palo Alto and/or Mountain View properties in the near term, which could result in additional gains in 1999 and lease income in 2000 and beyond.

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

     ALZA is currently identifying and developing specific contingency plans intended to mitigate the effects of any potential Year 2000 disruption, including the effects of operational problems and costs that may result from a failure of ALZA and certain third parties to complete efforts necessary to achieve Year 2000 compliance on a timely basis or from abnormal buying patterns in anticipation of Year 2000. ALZA expects to have contingency plans in place by the middle of 1999.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

     Financial market risks related to changes in interest rates and foreign currency exchange rates are described in Part II,
Item 7A, Quantitative and Qualitative Disclosure About Market Risk, in ALZA's Annual Report on Form 10-K for the year ended December 31, 1998 and the Form 8-K filed concurrently with this Form 10-Q, which restates financial information for prior periods to reflect the combined results of ALZA and SEQUUS.

     ALZA is exposed to equity price risks on the marketable portion of equity securities included in its portfolio of investments entered into to further its business and strategic objectives. These investments are generally in small capitalization stocks in the pharmaceutical and biotechnology industry sector, in companies with which ALZA has research and development or product agreements. ALZA typically does not attempt to reduce or eliminate its market exposure on these securities. A 20% adverse change in equity prices would result in an approximate $14 million decrease in ALZA'S available-for-sale securities, based upon a sensitivity analysis performed on ALZA's financial position at March 31, 1999. However, actual results may differ materially.


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


Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits:

          3.1  Composite By-laws of ALZA Corporation

          27   Financial Data Schedule


     (b) On March 16, 1999, ALZA filed a current report on Form 8-K to report the closing of its acquisition of SEQUUS.



                           SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   ALZA CORPORATION



Date: May 12, 1999            By:            /s/ E. Mario
                                   ________________________________
                                           Dr. Ernest Mario
                                          Chairman and Chief
                                          Executive Officer



Date: May 12, 1999            By:        /s/ Bruce C. Cozadd
                                   ________________________________
                                           Bruce C. Cozadd
                                        Senior Vice President and
                                        Chief Financial Officer
                          EXHIBIT INDEX




Exhibit

3.1 Composite bylaws of ALZA Corporation

27  Financial Data Schedule