Form 10-Q
period 1999-06-30
ALZA CORP
filed 1999-08-13
CIK 4310

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            FORM 10-Q

 (X) Quarterly Report Pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934 for the quarterly period ended June 30, 1999

                               or

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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )



Number of shares outstanding of each of the registrant's classes of common stock as of July 30, 1999:

Common Stock, $.01 par value - 101,596,932 shares

                        ALZA CORPORATION
                 FORM 10-Q for the Quarter Ended
                          June 30, 1999


                              INDEX


Part I. Financial Information


Item 1. Financial Statements

     Condensed Consolidated Statement of Income                 3
     Condensed Consolidated Balance Sheet                       4
     Condensed Consolidated Statement of Cash Flows             5
     Notes to Condensed Consolidated Financial Statements    6-12


Item 2. Management's Discussion and Analysis of
       Financial Condition and Results of Operations        13-27


Item 3. Quantitative and Qualitative Disclosures about
       Market Risk                                             28


Part II. Other Information


Item 1. Legal Proceedings                                      28

Item 4. Submission of matters to vote of security holders     29

Item 6. Exhibits and Reports on Form 8-K                       30


Signatures                                                     31


Exhibits

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

                        ALZA CORPORATION
   Condensed Consolidated Statement of Operations (unaudited)
             (In millions, except per share amounts)

                          Quarter Ended        Six Months Ended
                             June 30,              June 30,
                          1999       1998         1999       1998
                          ----------------------------------------
Revenues:
 Net sales               $103.2     $ 72.3     $199.4     $139.1
 Royalties, fees and other 54.8       53.4      113.7      103.8
 Research and development  37.2       32.6       67.6       58.9
                          ----------------------------------------
     Total revenues       195.2      158.3      380.7      301.8

Costs and expenses:
 Costs of products shipped 40.3       35.2       74.6       66.5
 Research and development  47.8       42.7       91.9       82.9
 Selling, general and
 administrative            60.4       27.3      115.6       51.7
 SEQUUS merger-related
     costs                  -          -         32.6        -
                          ----------------------------------------
Total costs and expenses  148.5      105.2      314.7      201.1

Operating income           46.7       53.1       66.0      100.7

Interest expense           14.8       14.3       29.7       28.5
Interest and other income (18.4)      (6.5)     (23.4)     (13.4)
                          ----------------------------------------
   Net interest and other
   (income) expense        (3.6)       7.8        6.3       15.1
                          ----------------------------------------
Income before income taxes 50.3       45.3       59.7       85.6

Provision for income taxes 16.1       15.9       21.8       29.7
                          ----------------------------------------

Net income               $ 34.2     $ 29.4     $ 37.9     $ 55.9
                          ======================================

Earnings per share
  Basic                  $ 0.34     $ 0.30     $ 0.38     $ 0.57
                          ======================================
  Diluted                $ 0.33     $ 0.29     $ 0.37     $ 0.56
                          ======================================

Shares used in per share computation

  Basic                  100.7       99.0       100.5       98.6
  Diluted                114.9      113.8       102.9      100.7

                     See accompanying notes.

                        ALZA Corporation
        Condensed Consolidated Balance Sheet (unaudited)
                          (In millions)
                                         June 30,   December 31,
                                           1999         1998
________________________________________________________________

ASSETS
Current assets:
  Cash and cash equivalents             $    92.2    $    110.1
  Short-term investments                     58.1          86.1
  Receivables, net                          166.7         148.6

  Inventories, at cost:
   Raw materials                             19.9          18.2
   Work in process                           10.4          10.6
   Finished goods                            29.0          25.8
________________________________________________________________
     Total inventories                       59.3          54.6
  Prepaid expenses and other
   current assets                            69.5          26.3
________________________________________________________________
     Total current assets                   445.8         425.7

Property, plant and equipment               511.2         504.7
Less accumulated depreciation
  and amortization                         (131.0)       (132.3)
________________________________________________________________
  Net property, plant and equipment         380.2         372.4

Investments in long-term securities         336.6         317.9
Deferred product acquisition payments       281.9         279.1
Other assets                                285.4         271.5
________________________________________________________________

TOTAL ASSETS                            $ 1,729.9    $  1,666.6
================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                      $    53.0    $     59.7
  Accrued liabilities                        57.3          61.5
  Other current liabilities                   7.5           7.4
________________________________________________________________
     Total current liabilities              117.8         128.6

5% convertible subordinated debentures      499.9         500.0
5 1/4% zero coupon convertible
  subordinated debentures                   433.7         422.6
Other long-term liabilities                  81.4          83.5

Stockholders' equity:
  Common stock and additional
   paid-in capital                          671.7         645.5
  Accumulated other comprehensive loss       (9.5)        (10.6)
  Accumulated deficit                       (65.1)       (103.0)
________________________________________________________________
     Total stockholders' equity             597.1         531.9
________________________________________________________________
TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                  $ 1,729.9    $  1,666.6
================================================================

                     See accompanying notes.

                        ALZA CORPORATION
   Condensed Consolidated Statement of Cash Flows (unaudited)
                          (In millions)
                                               Six Months Ended
                                                   June 30,
                                                1999       1998
__________________________________________________________________
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                   $  37.9   $  55.9
 Non-cash adjustments to reconcile net income
 to net cash provided by operating activities:
 Depreciation and amortization                   20.0      18.7
 Amortization of product acquisition payments    12.2       5.3
   Interest on 5 1/4% zero coupon convertible
     subordinated debentures                     11.2      10.5
  Changes in current assets:
   Receivables                                  (18.1)     (9.3)
   Inventories                                   (4.6)      6.7
   Prepaid expenses and other current assets    (43.8)      0.4
  Changes in liabilities:
   Accounts payable                              (1.8)    (34.8)
   Accrued liabilities                            0.4     (15.3)
   Other long-term liabilities                    1.9       1.2
  Gain on sale of real estate and
   other assets, net                            (12.5)      -
  Asset write-down                               10.7       -
                                              ___________________
     Total adjustments                          (24.4)    (16.6)
                                              ___________________
 Net cash provided by operating activities       13.5      39.3

CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures                           (40.8)    (25.1)
 Proceeds from sale of real estate assets        20.3       -
 Product acquisition payments                   (20.0)     (6.2)
 Purchases of available-for-sale securities    (102.5)   (176.4)
 Sales and maturities of available-for-sale
  securities                                    113.2     167.0
 Other investing activities                     (18.0)    (14.0)
______________________________________________________________________
Net cash used in investing activities           (47.8)    (54.7)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Issuances of common stock                       20.0      38.1
 Principal repayments of long-term debt, net     (3.6)     (4.2)
______________________________________________________________________
Net cash provided by financing activities        16.4      33.9
______________________________________________________________________
Net (decrease) increase in
 cash and cash equivalents                      (17.9)     18.5

Cash and cash equivalents at
 beginning of period                            110.1      71.7
_____________________________________________________________________
Cash and cash equivalents at end of period    $  92.2   $  90.2
                                              =======================
                     See accompanying notes.

ALZA CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited)

NOTE 1. BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. The information at June 30, 1999 and for the three and six months ended June 30, 1999 and 1998 includes all adjustments (consisting only of normal recurring adjustments) that the management of ALZA Corporation ("ALZA") believes necessary for fair presentation of the results for the periods presented.

Results for any interim period are not necessarily indicative of results for any future interim period or for the entire year.
The accompanying financial statements should be read in conjunction with the financial statements and notes thereto included in ALZA's Annual Report on Form 10-K for the year ended December 31, 1998 and on ALZA's Report on Form 8-K filed May 13, 1999, which restates financial information for prior periods to reflect the combined results of ALZA and SEQUUS Pharmaceuticals, Inc. ("SEQUUS"). In March 1999, all of the outstanding shares of SEQUUS were acquired by ALZA in a business combination accounted for as a pooling of interests. Accordingly, the financial data for prior periods has been restated to represent the combined financial results of ALZA and SEQUUS (Note 5).

Comprehensive Income

     Total comprehensive income includes net income plus other comprehensive income, which, for ALZA, primarily comprises net unrealized gains or losses on available-for-sale securities. Other comprehensive income (loss) was $(6.8) million and $(9.8) million for the quarters ended June 30, 1999 and 1998, respectively, and $1.1 million and $(9.9) million for the six months ended June 30, 1999 and 1998. Total comprehensive income was $27.4 million and $19.6 million for the quarters ended June 30, 1999 and 1998, respectively, and $39.0 million and $46.0 million for the six months ended June 30, 1999 and 1998, respectively.

Supplemental Disclosures of Cash Flow Information

Noncash Investing and Financing Activities (In millions)
                                          Six months
                                         ended June 30,
                                      1999                1998
_________________________________________________________________
Investment in low-income housing
  in exchange for long-term debt    $  -               $  10.1

Acquisition of building in lieu of
  repayment of note receivable         -                  17.5

Accrued purchase option exercise price
  for limited partners' interests in
  ALZA TTS Research Partners, Ltd.     -                  91.2

Conversion of 5% and 5 1/4% Debentures
  into ALZA common stock               0.2                 1.2

Reclassification

     Certain amounts in the prior year's financial statements have been reclassified to conform to the 1999 presentation.


NOTE 2. MERGER AGREEMENT WITH ABBOTT LABORATORIES

     On June 21, 1999, ALZA entered into an Agreement and Plan of Merger ("Merger Agreement") with Abbott Laboratories ("Abbott"), an Illinois corporation. Under the terms of the Merger Agreement, Abbott would acquire all of ALZA's outstanding stock in a tax free, stock-for-stock transaction. ALZA's stockholders would receive 1.2 shares of Abbott common stock for each share of ALZA common stock held on the record date. The transaction is expected to be completed by the end of 1999, subject to approval by ALZA's stockholders, clearance by regulatory agencies and customary closing conditions.


NOTE 3. EARNINGS PER SHARE INFORMATION

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

     The following table sets forth the computation of ALZA's
basic and diluted earnings per share:
                            Quarter Ended       Six Months Ended
(In millions except            June 30,             June 30,
   per share amounts)       1999      1998        1999     1998
_________________________________________________________________
NUMERATOR:
Basic
 Net income                $ 34.2    $ 29.4       $37.9   $ 55.9
_________________________________________________________________
Diluted
 Net income                $ 34.2    $ 29.4       $37.9   $ 55.9
 Adjustments, net of tax:
  Interest on 5 1/4%
   Debentures                33.8       3.5          -       -
___________________________________________________________________
 Adjusted net income       $ 38.0    $ 32.9       $37.9   $ 55.9
=================================================================
DENOMINATOR:
Basic
 Weighted average shares    100.7      99.0       100.5     98.6
=================================================================
Diluted
 Weighted average shares    101.0      99.1       100.8     98.6
 Effect of dilutive
  securities:
   Employee stock options     1.6       2.3         2.1      2.0
   Warrants                   -         0.1         -        0.1
   5 1/4% Debentures         12.3      12.3         -        -
___________________________________________________________________
 Weighted average shares
  and assumed conversions   114.9     113.8       102.9    100.7
=================================================================
Basic earnings per share   $ 0.34    $ 0.30       $0.38   $ 0.57
===================================================================
Diluted earnings per share $ 0.33    $ 0.29       $0.37   $ 0.56
=================================================================

     Stock options and warrants to purchase 3.5 million and 3.0 million shares of common stock were excluded from the diluted earnings per share calculation for the quarter and six months ended June 30, 1999, respectively, compared to 2.5 million shares for the same periods in 1998 because the exercise price of the options and warrants was greater than the average market price of the common shares during the quarter, and therefore the effect of including those options and warrants would have been anti-dilutive. Assumed conversions of ALZA's outstanding 5% convertible subordinated debentures due 2006 ("5% Debentures") were not included in the diluted earnings per share calculation for the periods presented as their inclusion would have been anti-dilutive. The 5 1/4% zero coupon convertible subordinated debentures due 2014 ("5 1/4% Debentures") were not included in the diluted earnings per share calculation for the six months ended June 30, 1999 and 1998 as their inclusion would have been anti-dilutive.



NOTE 4. CRESCENDO PHARMACEUTICALS CORPORATION (RELATED PARTY)

     Under the Development Agreement between ALZA and Crescendo Pharmaceuticals Corporation ("Crescendo"), ALZA recorded product development revenues of $28.5 million for the quarter ended June 30, 1999 and $51.8 million for the six months ended June 30, 1999 compared with $24.9 million for the quarter ended June 30, 1998 and $44.9 million for the six months ended June 30, 1998. ALZA expects that Crescendo will have expended all of its available funds during 2000.

     Under the Technology License Agreement between ALZA and Crescendo, ALZA recorded technology fee revenue from Crescendo of $2.0 million for the quarter ended June 30, 1999 and $4.0 million for the six months ended June 30, 1999, compared with $3.0 million for the quarter ended June 30, 1998 and $6.0 million for the six months ended June 30, 1998, all in accordance with the terms of the agreement.

     ALZA has an option to acquire an exclusive, royalty-bearing license to each product developed by Crescendo under the Development Agreement. The option is exercisable on a product-by-product, country-by-country, basis. In December 1998, ALZA exercised its option to obtain a worldwide license to OROSr-registered trademark- oxybutynin (marketed by ALZA in the United States as Ditropanr-registered trademark- XL). Under the license agreement for this product, ALZA must pay Crescendo 2.5% of net sales of the licensed product in the first year of sales, and 3% in the second and third years. Thereafter, until 15 years after the date of the first commercial sale of the product, the percentage owed to Crescendo would be based upon development costs paid by Crescendo; based upon current information this rate is expected to be between 5% and 6%.

NOTE 5.  ACQUISITION OF SEQUUS PHARMACEUTICALS, INC.

     On March 16, 1999, ALZA completed a merger with SEQUUS by acquiring all of SEQUUS' outstanding stock in a tax-free, stock-for-stock transaction. SEQUUS stockholders received 0.4 shares of ALZA common stock for each share of SEQUUS common stock. ALZA issued 13.2 million shares in the merger. ALZA accounted for the transaction as a pooling of interests. Accordingly, ALZA's consolidated financial statements have been retroactively restated for prior periods to include the combined financial results of ALZA and SEQUUS. For the quarter and six months ended June 30, 1999, the consolidated results of operations of the combined companies have been presented and no adjustments were necessary to conform the accounting practices of the two companies.

     The table below presents the separate results of operations for ALZA and SEQUUS for the periods prior to the merger and combined results after the merger:

                                             Merger-
                                             related
 (In millions)             ALZA    SEQUUS  adjustments Total
 _________________________________________________________________
 Six months ended June 30, 1999
   Revenues           (a)$ 368.3   $ 12.4    $   -    $ 380.7
   Net income         (a)   76.2     (5.7)   (b)(32.6)   37.9
 ___________________________________________________________
 Six months ended June 30, 1998
   Revenues              $ 273.0    $  28.8    $   -   $ 301.8
   Net income (loss)        59.0      (5.2)   (c) 2.1     55.9
 ________________________________________________________________
(a) SEQUUS' results are included in ALZA's combined results subsequent to March 16, 1999.
(b)  Represents expenses incurred by ALZA related to the merger.
(c)  Represents a 40% tax benefit derived from SEQUUS' net loss.

     As a result of the SEQUUS acquisition, ALZA incurred merger-related costs that consisted of merger transaction costs, exit costs and employee severance costs. Merger transaction costs consisted primarily of fees for investment bankers, attorneys and accountants, filing fees, financial printing costs and other related charges. Exit costs include costs such as cancellation of lease agreements and the write-down of SEQUUS assets that will not be used in continuing operations. The following table shows the details of the accrual for merger-related costs for the six months ended June 30, 1999:

                                    Merger-             Balance
                                    related           at June 30,
(In millions)                        costs    Utilized    1999
____________________________________________________________________
Merger transaction costs            $ 13.2    $ 13.2     $ -
Exit costs                            14.3      10.3       4.0
Employee severance                     5.1       5.1       -
                                  _______________________________
Total                               $ 32.6    $ 28.6     $ 4.0
                                  ===============================

NOTE 6.  SEGMENT REPORTING

     ALZA has two operating segments: ALZA Pharmaceuticals and ALZA Technologies. The ALZA Pharmaceuticals segment includes sales of products directly to the pharmaceutical marketplace, research and development of potential products to be marketed by ALZA (including revenues and expenses relating to products under development with Crescendo) and co-promotion revenues for products co-promoted by ALZA. The ALZA Technologies segment includes research, development and manufacturing for client companies and ALZA Pharmaceuticals, and royalties and fees (including milestone payments) from ALZA's client companies under joint product development and commercialization agreements. The "Other" category primarily comprises corporate general and administrative expenses, including finance, legal, human resources, commercial development, executive and other functions not directly attributable or allocated to the activities of the operating segments, as well as rental and service fee revenues. SEQUUS' net sales, costs of products shipped, research and development for potential products to be marketed by ALZA and sales and marketing expenses are included in ALZA Pharmaceuticals; SEQUUS royalties and fee revenues and research and development expenses are included in ALZA Technologies; and SEQUUS general and administrative expenses are included in Other.

     ALZA evaluates performance and allocates resources based on operating income or loss from operations (before allocation of certain general and administrative expenses, net interest expense, investment gains and losses and income taxes). ALZA does not assess segment performance or allocate resources based on a segment's total assets, and therefore ALZA's assets are not reported by segment. ALZA allocates certain long-lived assets to operating segments for purposes of allocating depreciation and amortization expense. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies in ALZA's Annual Report on Form 10-K for the year ended December 31, 1998. ALZA accounts for intersegment revenues based on prices negotiated between the segments, which generally approximate the prices charged to third parties.

     ALZA's reported segments are strategic operating units that distribute products to different types of customers and provide different types of services. They are managed differently because ALZA Pharmaceuticals' sales and marketing efforts are extensive and disparate from the revenue generation process resulting from ALZA Technologies' arrangements with client companies.

     The following tables contain information about segment operating income (loss) for the quarter ended June 30, 1999 and 1998, and six months ended June 30, 1999 and 1998.

                          Quarter ended        Six months ended
                             June 30,              June 30,
(In millions)              1999    1998         1999      1998
________________________________________________________________
Revenues from external customers
Net sales
 ALZA Pharmaceuticals    $  68.8   $  41.8   $ 136.7   $ 83.7
 ALZA Technologies          34.4      30.5      62.7     55.4
Royalties, fees and other
 ALZA Pharmaceuticals        3.2       6.3       6.3     10.1
 ALZA Technologies          51.2      46.2     106.6     92.5
 Other                       0.4       0.9       0.8      1.2
Research and development
 ALZA Pharmaceuticals       28.5      24.3      51.8     43.8
 ALZA Technologies           8.7       8.3      15.8     15.1
                    __________________________________________
 Total                   $ 195.2   $ 158.3   $ 380.7   $301.8
                    =========================================
Intersegment revenues
Net sales
 ALZA Pharmaceuticals    $   -     $   -     $   -     $  -
 ALZA Technologies           3.8       2.0       8.0      3.6
Research and development
 ALZA Pharmaceuticals        -         -         -        -
 ALZA Technologies          28.6      24.3      51.9     43.9
                    __________________________________________
 Total                   $  32.4   $  26.3   $  59.9   $ 47.5
                    =========================================

Segment operating income (loss)
 ALZA Pharmaceuticals    $   2.5   $  10.7   $   6.3   $ 21.8
 ALZA Technologies          52.3      47.7     106.5     90.2
 Other                      (8.1)     (5.3)    (46.8)   (11.3)
                    __________________________________________
 Total                   $  46.7   $  53.1   $  66.0   $100.7
                    =========================================

     The following table contains a reconciliation of ALZA's income before taxes to that reported by segment in the tables above:
                          Quarter ended        Six months ended
                               June 30,            June 30,
(In millions)              1999    1998         1999      1998
________________________________________________________________
Income (loss) before taxes
Total operating income for
 reportable segments    $  54.8   $  58.4     $ 112.8   $112.0
Other loss                 (8.1)     (5.3)      (46.8)   (11.3)
Unallocated amounts:
 Interest and other income 18.4       6.5        23.4     13.4
 Interest expense         (14.8)    (14.3)      (29.7)   (28.5)
                       ___________________________________________
Income before income
  taxes                 $  50.3   $  45.3    $   59.7   $ 85.6
                       =========================================


NOTE 7.  SALE OF REAL ESTATE ASSETS

     During the second quarter of 1999, ALZA sold five buildings located in Palo Alto, California, resulting in a total pretax gain of $12.6 million. ALZA will lease back these buildings through December 31, 1999, when it expects to complete occupancy of new buildings in Mountain View. In the near term, ALZA expects to lease out certain other Palo Alto, Menlo Park and Mountain View properties, currently occupied by ALZA, which could result in additional rental income in 2000 and beyond.

Item 2.  Management's Discussion and Analysis of Financial
        Condition and Results of Operations

Notice Concerning Forward-Looking Statements

     Some of the statements made in this Form 10-Q are forward-looking in nature, including, without limitation, plans concerning the commercialization of products, statements concerning potential product sales, future costs of products shipped (and gross margins), associated sales and marketing expenses, plans concerning development of products and other statements that are not historical facts. The occurrence of the events described, and the achievement of the intended results, are subject to various risk factors that could cause ALZA's actual results to be materially different than those presented, some or all of which risks are not predictable or within ALZA's control. Many risks and uncertainties are inherent in the pharmaceutical industry; others are more specific to ALZA's business. Many of the significant risks related to ALZA's business are described in ALZA's Annual Report on Form 10-K for the year ended December 31, 1998.

RESULTS OF OPERATIONS

SUMMARY
                            Quarter Ended        Six Months Ended
(In millions                  June 30,               June 30,
  except per share amounts) 1999      1998         1999     1998
_________________________________________________________________
Revenues                 $ 195.2   $ 158.3    $ 380.7  $ 301.8
_________________________________________________________________
Operating income            46.7      53.1       66.0    100.7
_________________________________________________________________
Net income                  34.2      29.4       37.9     55.9
_________________________________________________________________
Diluted earnings per share  0.33      0.29       0.37     0.56
_________________________________________________________________

     ALZA's net income for the quarter ended June 30, 1999 was $34.2 million or $0.33 per diluted share compared with a net income of $29.4 million or $0.29 per diluted share for the quarter ended June 30, 1998. ALZA's net income for the six months ended June 30, 1999 was $37.9 million or $0.37 per diluted share compared with a net income of $55.9 million or $0.56 per diluted share for the six months ended June 30, 1998. Net income for the six months ended June 30, 1999 included merger-related charges of $24.8 million (net of tax effect of $7.8 million), or $0.24 per diluted share, which should be excluded in order to analyze comparable operating results for the six month periods of 1999 and 1998.

     Net income increased 16% for the quarter ended June 30, 1999, compared with the quarter ended June 30, 1998. On a comparable basis for the six months ended June 30, 1999, ALZA's net income increased 12% to $62.7 million, or $0.61 per diluted share, excluding the merger related charges discussed above, compared with $55.9 million or $0.56 per share for the six months ended June 30, 1998. The increase in net income for the quarter and six months ended June 30, 1999 compared to the same periods in 1998 resulted primarily from the following:

     	-Net sales increased 43% to $103.2 million and $199.4 million for the quarter and six months ended June 30, 1999, respectively, from $72.3 million and $139.1 million for the quarter and six months ended June 30, 1998, respectively. The increase in net sales resulted primarily from a 64% increase in sales of products by ALZA Pharmaceuticals to $68.8 million and $136.7 million for the quarter and six months ended June 30, 1999, respectively, from $41.8 million and $83.7 million for the same three and six month periods in 1998. This increase in ALZA Pharmaceuticals' sales can be primarily attributed to $14.4 million and $36.4 million sales of Ditropan-registered trademark- XL (oxybutynin chloride), which was launched on February 1, 1999, for the quarter and six months ended June 30, 1999, respectively, as well as an increase of 19% and 26% in sales of Doxil-registered trademark-/Caelyx-registered trademark- (doxorubicin HCl liposome injection) for the quarter and six months ended June 30, 1999, respectively, all as compared to the same periods in 1998. In addition, revenues from contract manufacturing increased 13% to $34.4 million and $62.7 million for the quarter and six months ended June 30, 1999, respectively, from $30.5 million and $55.4 million for the same periods in 1998, due to higher shipments of Glucotrol XL-registered trademark- (glipizide) to Pfizer Inc. ("Pfizer"), Duragesic-registered trademark- (fentanyl) shipments to Janssen Pharmaceutica, Inc.(together with its affiliates, ("Janssen"), and NicoDerm-registered trademark- and Nicoderm-registered trademark- CQ-trademark- (nicotine) to Hoechst Marion Roussel, Inc. and SmithKline Beecham p.l.c.("SB"), respectively.

     - Gross margin increased to 61% for the quarter ended June 30, 1999 from 51% for the quarter ended June 30, 1998, and increased to 63% for the six months ended June 30, 1999 from 52% for the six months ended June 30, 1998. The increase in gross margin was largely due to the increase in sales of ALZA-marketed products as a percentage of total net sales and, to a lesser extent, an improvement in margins on certain contract manufactured products.

     - Royalties, fees and other revenues increased 3% to $54.8 million for the quarter ended June 30, 1999 from $53.4 million for the quarter ended June 30, 1998, and increased 10% to $113.7 million for the six months ended June 30, 1999 from $103.8 million for the six months ended June 30, 1998. The increase in royalties is primarily due to an increase in royalties on sales of Catapres-TTS-registered trademark-(clonidine) by Boehringer Ingelheim Pharmaceuticals Inc. ("Boehringer"), NicoDerm CQ by SB and Glucotrol XL by Pfizer, partially offset by a decrease in royalties from sales of Procardia XL-registered trademark- (nifedipine) by Pfizer. Fee revenue decreased to $5.0 million for the quarter ended June 30, 1999 from $7.6 million for the quarter ended June 30, 1998, and to $10.0 million for the six months ended June 30, 1999 from $15.8 million for the six months ended June 30, 1998. Fee revenues consists of upfront, milestone and other one-time, special, or infrequent payments made under joint development agreements or by distributors who acquire rights to market ALZA products outside the United States and Canada, or co-promotion fees.

     - Research and development revenues increased 14% to $37.2 million for the quarter ended June 30, 1999 from $32.6 million for the quarter ended June 30, 1998, and increased 15% to $67.6 million for the six months ended June 30, 1999 from $58.9 million for the six months ended June 30, 1998. The increase is primarily due to an increase in research and development revenue from Crescendo to $28.5 million and $51.8 million for the quarter and six months ended June 30, 1999, respectively, compared with $24.9 million and $44.9 million for the same periods in 1998.

     - Interest and other income increased substantially to $18.4 million for the quarter ended June 30, 1999 from $6.5 million for the quarter ended June 30, 1998, and increased to $23.4 million for the six months ended June 30, 1999 compared with $13.4 million for the six months ended June 30, 1998. This increase was primarily due to a pretax gain of $12.6 million on sales of real estate assets that were completed during the quarter ended June 30, 1999.

     - ALZA's effective tax rate declined to 32% for the quarter and six months ended June 30, 1999, excluding the tax effect of $7.8 million on merger-related costs of $32.6 million, compared to 35% for the quarter and six months ended June 30, 1998.

     Substantially offsetting these contributions to net income in 1999 were the following:

     - Research and development expenses increased 12% to $47.8 million for the quarter ended June 30, 1999 from $42.7 million for the quarter ended in June 30, 1998, and increased 11% to $91.9 million for the six months ended June 30, 1999 from $82.9 million for the six months ended June 30, 1998.

     - Selling, general and administrative expenses increased to $60.4 million for the quarter ended June 30, 1999 from $27.3 million for the quarter ended June 30, 1998, and increased to $115.6 million for the six months ended June 30, 1999 from $51.7 million for the six months ended June 30, 1998. This increase was due to the expansion of the sales organization in the second half of 1998, the increase in marketing expenditures related to the launch of Ditropan XL in the first half of 1999 and increased marketing expenses for ALZA's expanded product portfolio.


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

     SEQUUS' net sales, costs of products shipped, research and development for potential products to be marketed by ALZA and sales and marketing expenses are included in ALZA Pharmaceuticals; SEQUUS royalties and fee revenues and research and development expenses are included in ALZA Technologies; and SEQUUS general and administrative expenses are included in Other.

OPERATING SEGEMENT SUMMARY
                          Quarter ended        Six months ended
                             June 30,              June 30,
(In millions)              1999    1998         1999      1998
_________________________________________________________________
Revenues
ALZA PHARMACEUTICALS     $ 100.5   $  72.4   $ 194.8   $137.6
ALZA TECHNOLOGIES          126.7     111.3     245.0    210.5
OTHER                        0.4       0.9       0.8      1.2
_________________________________________________________________
Total segment revenues     227.6     184.6     440.6    349.3
Intersegment elimination   (32.4)    (26.3)    (59.9)   (47.5)
_________________________________________________________________
  Total revenues      $ 195.2   $ 158.3   $ 380.7   $301.8

Operating income (loss)
ALZA PHARMACEUTICALS     $   2.5   $  10.7   $   6.3   $ 21.8
ALZA TECHNOLOGIES           52.3      47.7     106.5     90.2
OTHER                       (8.1)     (5.3)    (46.8)   (11.3)
_________________________________________________________________
  Total operating income  $  46.7   $  53.1   $  66.0   $100.7
_________________________________________________________________

ALZA PHARMACEUTICALS

     ALZA Pharmaceuticals' revenues increased 39% and 42% for the quarter and six months ended June 30, 1999 compared to the same periods in 1998 due to a 64% increase in net sales of ALZA-marketed products for both the quarter and six months ended June 30, 1999 compared to the same periods in 1998. The decrease in ALZA Pharmaceuticals' operating income for the quarter and six months ended June 30, 1999 compared to the quarter and six months ended June 30, 1998, was due to substantial increases in sales and marketing, reflecting the substantial expansion of ALZA's sales organization and increased marketing expenses related to the launch of Ditropan-registered trademark-XL and ALZA's expanded product portfolio.

ALZA TECHNOLOGIES

     Operating income for ALZA Technologies increased 10% for the quarter ended June 30, 1999 and 18% for the six months ended June 30, 1999 compared to the same periods in 1998. This increase was primarily due to an 11% and 15% increase in royalties, fees and other revenues for the quarter and six months ended June 30, 1999, respectively, and a 13% increase in contract manufacturing sales for the quarter and six months ended June 30, 1999.

OTHER

     Operating loss for the "Other" segment increased to $8.1 million and $46.8 million for the quarter and six months ended June 30, 1999, respectively, from $5.3 million and $11.3 million for the quarter and six months ended June 30, 1998, respectively. The increase in the operating loss for the six months ended June 30, 1999 was due primarily to $32.6 million of merger-related charges recorded in the quarter ended March 31, 1999 related to the SEQUUS acquisition.

                            NET SALES

Net Sales                   Quarter Ended        Six Months Ended
                               June 30,              June 30,
(Dollars in millions)        1999     1998         1999     1998
_________________________________________________________________
ALZA PHARMACEUTICALS
Ditropan-registered trademark-
    XL                     $ 14.4    $  -         $36.4   $  -
Doxil-registered trademark-/
 Caelyx-registered trademark-14.0     11.8         28.3     22.5
Ethyol-registered trademark-  8.5      5.8         17.1     13.9
Mycelex-registered trademark-
     Troche                   7.7      9.8         12.7     15.7
Elmiron-registered trademark- 7.7      3.7         12.6     10.7
Testoderm-registered trademark-
   TTS line                   5.2       2.2         9.7      4.3
 Other                       11.3       8.5        19.9     16.6
___________________________________________________________________
  Total                      68.8      41.8       136.7     83.7
___________________________________________________________________
ALZA TECHNOLOGIES
Contract manufacturing       34.4      30.5        62.7     55.4
Intersegment                  3.8       2.0         8.0      3.6
___________________________________________________________________
  Total                      38.2      32.5        70.7     59.0
___________________________________________________________________
Intersegment eliminations    (3.8)     (2.0)       (8.0)    (3.6)
___________________________________________________________________
Total net sales            $103.2    $ 72.3       $199.4  $139.1
___________________________________________________________________
Total net sales as a percentage
 of total revenues            53%       46%         52%      46%
___________________________________________________________________

ALZA PHARMACEUTICALS

     Included in net sales of ALZA-marketed products are sales of the products marketed directly by ALZA in the United States and Canada, and sales of those products in other countries through distributors. Net sales of ALZA-marketed products increased 64% for both the quarter and six months ended June 30, 1999 compared to the same periods for 1998. The increase resulted primarily from sales of Ditropan XL, which was launched in February 1999. Sales of Doxil/Caelyx increased 19% and 26% for the quarter and six months ended June 30, 1999, respectively, compared to the same periods in 1998. Sales of Ethyol-registered trademark- (amifostine) increased 48% and 23% for the quarter and six months ended June 30, 1999, respectively, compared to the same periods for 1998. Partially offsetting these increases was a 22% and 19% decline in sales of Mycelex-registered trademark-(clotrimazole) Troche for the quarter and six months ended June 30, 1999, respectively, compared to the same periods in 1998.

     Net sales of ALZA-marketed products can be expected to vary from quarter to quarter, particularly in the first years after launch of a new product. Ditropan XL was launched in the first quarter of 1999, and Doxil, Ethyol, Elmiron-registered trademark- (pentosan polysulfate sodium) and Testoderm-registered trademark-TTS (Testosterone Transdermal System) were cleared for marketing during the past few years. Additionally in June, 1999 the United States Food and Drug Administration ("FDA") approved new indications for Ethyol and Doxil. All of these products have not yet achieved their steady-state sales levels. Wholesaler stocking patterns, managed care and formulary acceptance, the introduction of competitive products, and acceptance by patients and physicians will affect future sales of these products.

ALZA TECHNOLOGIES

     Net sales from contract manufacturing include sales generated from contract manufacturing activities for ALZA's client companies and for ALZA Pharmaceuticals. Net sales from contract manufacturing increased 13% for both the quarter and six months ended June 30, 1999, compared to the same periods in 1998, primarily due to an increase in ALZA shipments of Glucotrol XL to Pfizer, Duragesic to Janssen and NicoDerm CQ to SB. These increases were partially offset by a decline in ALZA shipments of Covera-HST-trademark-(verapamil) to Searle.

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

                          GROSS MARGIN

Gross Margin
                            Quarter Ended        Six Months Ended
                               June 30,             June 30,
                            1999      1998        1999     1998
_________________________________________________________________
ALZA PHARMACEUTICALS(1)     80%       76%         81%      76%
ALZA TECHNOLOGIES(1)        21%       16%         20%      15%
_________________________________________________________________

Gross margin(2)             61%       51%         63%      52%
___________________________________________________________________

(1)  Includes intersegment revenues or expenses.
(2)  After intersegment eliminations.

     The increase in total gross margin for the quarter and six months ended June 30, 1999 compared to the same periods for 1998 was due to increased sales of higher-margin products by ALZA Pharmaceuticals and, to a lesser extent, an increase in margins on products shipped by ALZA Technologies to client companies. ALZA expects its gross margin on net sales to increase from historical rates over the longer term, although quarter-to-quarter fluctuations, even significant ones, can be expected to continue to occur. A trend of higher gross margins may be achieved through a proportionate increase in direct sales by ALZA Pharmaceuticals in relation to sales from contract manufacturing and, to a lesser extent, increased utilization of capacity and greater operating efficiencies by ALZA Technologies.

ALZA PHARMACEUTICALS

     The gross margin on net sales of ALZA-marketed products increased in the quarter and six months ended June 30, 1999 compared to the same periods for 1998 due to a shift in product mix towards sales of higher-margin products, including Ditropan XL, which was launched in February 1, 1999.

ALZA TECHNOLOGIES

     The gross margin on net sales of products manufactured by ALZA Technologies for sale by client companies and ALZA Pharmaceuticals increased marginally in the quarter and six months ended June 30, 1999 compared with the same periods in 1998 as a result of an increase in shipments of higher-margin products to client companies. ALZA Technologies' gross margin on its contract manufacturing sales is usually considerably lower than ALZA Pharmaceuticals' gross margin on its sales of ALZA-marketed products. ALZA's client-funded product development agreements generally provide for a supply price that is intended to cover ALZA's costs to manufacture the product plus a small margin.
ALZA also receives royalties on the clients' sales of the products, which are included in royalties, fees and other revenues. Sales to ALZA Pharmaceuticals are based upon negotiated prices, which generally approximate the prices charged to third parties.

               ROYALTIES, FEES AND OTHER REVENUES

Royalties, Fees and Other Revenues

                             Quarter Ended    Six Months Ended
                               June 30,             June 30,
(Dollars in millions)       1999      1998        1999     1998
________________________________________________________________
ALZA PHARMACEUTICALS       $  3.2    $  6.3       $ 6.3   $ 10.1
ALZA TECHNOLOGIES            51.2      46.2       106.6     92.5
OTHER                         0.4       0.9         0.8      1.2
_________________________________________________________________
Total royalties, fees and
  other revenues           $ 54.8    $ 53.4      $113.7   $103.8
_________________________________________________________________
Percentage of total revenues  28%       34%        30%      34%
_________________________________________________________________

ALZA PHARMACEUTICALS

     For the quarter and six months ended June 30, 1999, fee revenue for AlZA Pharmaceuticals included technology fees from Crescendo of $2.0 million and $4.0 million, respectively, compared to $3.0 million and $6.0 million for the same periods in 1998, as provided in the agreements between ALZA and Crescendo.

ALZA TECHNOLOGIES

     Royalties, fees and other revenues increased 11% and 15% for the quarter and six months ended June 30, 1999, respectively, compared to the same periods in 1998. The increase in royalties, fees and other revenues was largely due to an increase in royalties for the three and six months ended June 30, 1999, resulting primarily from higher royalties on product sales of NicoDerm CQ, Catapres-TTS and Glucotrol XL, partially offset by a decrease in royalties from sales of Procardia XL.

     Sales of Procardia XL, as reported by Pfizer, decreased 28% and 27% for the quarter and six months ended June 30, 1999, respectively, compared to the same periods in 1998. Several companies have filed Abbreviated New Drug Applications ("ANDAs") with the FDA requesting clearance to market generic equivalents to Procardia XL, and one company has received tentative FDA approval of its ANDA. Pfizer has filed suit against these companies for infringement of patent rights relating to the nifedipine active drug substance in Procardia XL, and is also involved in litigation with the FDA and one of the ANDA applicants concerning the regulatory status of the applicant's product. It is not possible to predict the timing and amount of the negative impact on sales of Procardia XL that will result from competition from these or other potential generic sustained-release nifedipine products.


                    RESEARCH AND DEVELOPMENT

Research and Development Revenue

                            Quarter Ended        Six Months Ended
                               June 30,             June 30,
(Dollars in millions)       1999      1998        1999     1998
_________________________________________________________________
ALZA PHARMACEUTICALS
  Crescendo                $ 28.5    $ 24.3       $51.8   $ 43.8
_________________________________________________________________
ALZA TECHNOLOGIES
  Other clients               8.7       8.3        15.8     15.1
  Intersegment               28.6      24.3        51.9     43.9
_________________________________________________________________
   Total                     37.3      32.6        67.7     59.0

Intersegment elimination    (28.6)    (24.3)      (51.9)   (43.9)
_________________________________________________________________
Total research and development
  revenues                 $ 37.2    $ 32.6       $67.6   $ 58.9
_________________________________________________________________
Percentage of total revenues  19%       21%         18%      20%
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

ALZA TECHNOLOGIES

     Research and development revenues increased 14% and 15% for the quarter and six months ended June 30, 1999, respectively, compared to the same periods in 1998, primarily due to an 18% increase in intersegment research and development revenues from ALZA Pharmaceuticals related to Crescendo projects. Research and development revenues from client companies increased 5% for the quarter and six months ended June 30, 1999.

Research and Development Expenses

                            Quarter Ended         Six Months Ended
                                June 30,             June 30,
(Dollars in millions)       1999      1998         1999     1998
_________________________________________________________________
ALZA PHARMACEUTICALS
  Intersegment             $ 28.6    $ 24.3       $51.9   $ 43.9
  Product development
   expense                    5.9       6.5        14.1     12.9
___________________________________________________________________
     Total                   34.5      30.8        66.0     56.8
_________________________________________________________________
ALZA TECHNOLOGIES            41.9      36.2        77.8     70.0
_________________________________________________________________
Intersegment elimination    (28.6)    (24.3)      (51.9)   (43.9)
_________________________________________________________________
Total research and development
 expenses                  $ 47.8    $ 42.7       $91.9   $ 82.9
_________________________________________________________________
Percentage of total revenues  25%       27%          24%     27%
_________________________________________________________________

ALZA PHARMACEUTICALS

     ALZA Pharmaceuticals engages ALZA Technologies to provide research and development services, which are charged under the same formula ALZA charges client companies. Intersegment expenses related to these services increased for the quarter and six months ended June 30, 1999 as compared to the same periods in 1998 due to additional expenses incurred in the preparation of New Drug Application ("NDA") submissions for DUROS-registered trademark- leuprolide (leuprolide acetate implant) which ALZA has named ViadurT-trademark-, and OROS-registered trademark-methylphenidate, which were submitted in May 1999 and July 1999, respectively. Product development expense remained relatively constant for the quarter ended June 30, 1999 compared to the quarter ended June 30, 1998. For the six months ended June 30, 1999 compared to the six months ended June 30, 1998, product development expense increased by 9% primarily due to an increase in development costs related to products marketed by ALZA Pharmaceuticals.

ALZA TECHNOLOGIES

     Research and development expenses increased 16% and 11% for the quarter and six months ended June 30, 1999, respectively, compared to the same periods for 1998, reflecting an increase in product development activities for ALZA Pharmaceuticals and under agreements with client companies.


          SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, General and Administrative Expenses

                             Quarter Ended        Six Months Ended
                                June 30,              June 30,
(Dollars in millions)        1999      1998        1999     1998
_________________________________________________________________
ALZA PHARMACEUTICALS
  Sales and marketing
   expenses                $ 45.9    $ 18.4       $88.4   $ 33.9
___________________________________________________________________
ALZA PHARMACEUTICALS
  Amortization of product
   acquisition payments       3.7       2.7         7.6      5.3
ALZA TECHNOLOGIES
  Amortization of product
   acquisition payments       2.3       -           4.6      -
___________________________________________________________________
  Total                       6.0       2.7        12.2      5.3
_________________________________________________________________
OTHER
  General and administrative
   expenses                   8.5       6.2        15.0     12.5
_________________________________________________________________
  Total selling, general
   administrative expenses $ 60.4    $ 27.3       $115.6  $ 51.7
===================================================================
 Total selling, general and
 administrative expenses as a
 percentage of total revenues  31%      17%          30%      17%
_________________________________________________________________

ALZA PHARMACEUTICALS

     Sales and marketing expense increased substantially for the quarter and six months ended June 30, 1999 compared to the same periods in 1998 as a result of the significant increase in the size of ALZA's sales organization, the increased sales and marketing activities due to the launch of Ditropan XL and the increased marketing expenses for ALZA's expanded product portfolio. During the second half of 1998, ALZA expanded its sales organization by approximately 260 sales professionals. In 1998, ALZA entered into an agreement with UCB Pharma, Inc.("UCB Pharma") under which approximately 350 sales professionals of UCB Pharma are co-promoting Ditropan XL in the United States with ALZA. UCB Pharma receives payments based on sales of Ditropan XL above certain levels, as well as payments for sales calls made. The term of the co-promotion arrangement continues through March 2002. In July 1999 ALZA expanded the agreement with UCB Pharma to increase the number of calls to primary care physicians during a three-month period.

     In July 1999 ALZA entered into an agreement with Abbott to co-promote Ditropan XL in the United States, adding 300 more sales professionals to the sales force currently promoting
Ditropan XL.

     Amortization of product acquisition payments for the ALZA Pharmaceuticals segment increased 38% and 45% for the quarter and six months ended June 30, 1999 compared to the same periods in 1998 due to the amortization of payments for products that were acquired in the second half of 1998 and the amortization of additional payments made since the second quarter of 1998 related to previous product acquisitions.

ALZA TECHNOLOGIES

     Amortization of product acquisition payments for ALZA Technologies relates to three and six months amortization of the $91.2 million exercise price paid in August 1998 to acquire all of the outstanding limited partnership interests in the TTS Partnership.

                          NET INTEREST

                            Quarter Ended       Six Months Ended
Net Interest                   June 30,              June 30,
(In millions)              1999       1998        1999      1998
_________________________________________________________________
Interest and other income $(18.4)   $ (6.5)    $(23.4)   $ (13.4)
Interest expense           14.8       14.3       29.7       28.5
________________________________________________________________
  Net interest and
  other (income) expense  (3.6)       7.8        6.3       15.1
________________________________________________________________

     Interest and other income increased to $18.4 million for the quarter ended June 30, 1999 from $6.5 million for the quarter ended June 30, 1998, and increased to $23.4 million for the six months ended June 30, 1999 compared with $13.4 million for the six months ended June 30, 1998. This increase was primarily due to a pretax gain of $12.6 million on sales of real estate assets that were completed during the quarter ended June 30, 1999. Interest expense was slightly higher for the quarter and six months ended June 30, 1999 compared to the same periods for 1998, primarily due to accreted interest on ALZA's outstanding 5 1/4% Debentures.


Effective Tax Rate

     For the quarter and six months ended June 30, 1999, ALZA's effective income tax rate was 32%, excluding the tax effect of $7.8 million on merger-related costs of $32.6 million, compared to 35% for the quarter and six months ended June 30, 1998.
ALZA's annual effective combined federal and state income tax rate for 1999 is estimated to be 31% to 32%, assuming utilization of SEQUUS' net operating losses. The actual effective income tax rate will depend upon the actual level of earnings, potential changes in the tax laws, the amount of investment and research credits available and ALZA's ability to utilize such credits.


                 LIQUIDITY AND CAPITAL RESOURCES

Liquidity and Capital Resources
                                     June 30,         December 31,
(In millions)                           1999               1998
_________________________________________________________________
Working capital                    $   328.0         $    297.1
Cash and investments                   486.9              514.1
Total assets                         1,729.9            1,666.6
Long-term debt                         973.4              966.1
_________________________________________________________________

                                      Six months ended June 30,
 (In millions)                         1999                1998
_________________________________________________________________
Net cash provided by
  operating activities              $  13.5            $   39.3
Capital expenditures                   40.8                25.1
Product acquisition payments           20.0                 6.2
_________________________________________________________________

     Cash flow generated by operating activities for the six months ended June 30, 1999 was $13.5 million (or $32.6 million excluding payments for merger-related expenses) compared to $39.3 million for the six months ended June 30, 1998. The decrease in cash flow provided by operating activities was a result of lower net income of $37.9 million, due to merger-related charges, an increase in prepaid and other current assets of $43.8 million and an increase in accounts receivable of $18.1 million.

     ALZA's capital spending for the six months ended June 30, 1999 was $40.8 million for additions to facilities and equipment to support its research, development and manufacturing activities, compared to capital spending of $25.1 million in the same period in 1998. While ALZA believes its current facilities and equipment (including the facilities currently under construction) are sufficient to meet its current operating requirements, ALZA is expanding its facilities and equipment to support its medium-term and long-term requirements. Capital expenditures during the remainder of 1999 are expected to continue to increase over 1998 levels as a result of the spending on the new Mountain View facilities being built, which ALZA plans to begin occupying during the third quarter of 1999.

     As a result of ALZA's investment in a real estate joint venture and construction of buildings in Mountain View, California, which are scheduled to be completed in late 1999, ALZA has been evaluating its real estate holdings and future facilities needs. During the second quarter of 1999, ALZA sold five buildings located in Palo Alto, California for a total of $20.3 million. ALZA will lease back these buildings through December 31, 1999, when it expects to complete occupancy of its new buildings in Mountain View. In the near term ALZA expects to lease out certain other Palo Alto, Menlo Park and Mountain View properties currently occupied by ALZA, which could result in lease income in 2000 and beyond.

     ALZA believes that its existing cash and investment balances are adequate to fund its cash needs for 1999 and beyond. In addition, should the need arise, ALZA believes it would be able to borrow additional funds or otherwise raise additional capital. ALZA may consider using its capital to make strategic investments or to acquire or license technology or products.

Merger Agreement with Abbott Laboratories

     On June 21, 1999, Abbott Laboratories and ALZA announced that the companies have entered into a merger agreement. Under the terms of the agreement, Abbott would acquire all of ALZA's outstanding stock in a tax free, stock-for-stock transaction. ALZA's stockholders would receive 1.2 shares of Abbott common stock for each share of ALZA common stock. The transaction is expected to be completed by the end of 1999 subject to approval by ALZA's stockholders, clearance by regulatory agencies and customary closing conditions.

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

     ALZA continues to develop specific contingency plans intended to mitigate the effects of any potential Year 2000 disruption, including the effects of operational problems and costs that may result from a failure of ALZA and certain third parties to complete efforts necessary to achieve Year 2000 compliance on a timely basis or from abnormal buying patterns in anticipation of Year 2000. ALZA expects to have contingency plans in place by the end of the third quarter of 1999.

Item 3. Quantitative and Qualitative Disclosures about Market
          Risk

     Financial market risks related to changes in interest rates and foreign currency exchange rates are described in Part II,
Item 7A, Quantitative and Qualitative Disclosure About Market Risk, in ALZA's Annual Report on Form 10-K for the year ended December 31, 1998 and the Form 8-K filed May 13, 1999, which restates financial information for prior periods to reflect the combined results of ALZA and SEQUUS.

     ALZA is exposed to equity price risks on the marketable portion of equity securities included in its portfolio of investments entered into to further its business and strategic objectives. These investments are generally in small capitalization stocks in the pharmaceutical and biotechnology industry sector, in companies with which ALZA has research and development or product agreements. ALZA typically does not attempt to reduce or eliminate its market exposure on these securities. A 20% adverse change in equity prices would result in an approximate $10 million decrease in ALZA'S available-for-sale securities, based upon a sensitivity analysis performed on ALZA's financial position at June 30, 1999. However, actual results may differ materially.


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

     On June 22, 1999, a purported class action lawsuit was filed in the Superior Court of the State of California, County of Santa Clara, against ALZA and all of the current members of its Board of Directors. The action is captioned Lisa Fruchter v. ALZA Corporation, et al., No. CV 782725 (Santa Clara County, California, Superior Court). The complaint alleges that ALZA and its directors breached fiduciary duties owed to ALZA's stockholders when they permitted ALZA to enter into the Merger Agreement with Abbott. In general, the complaint alleges that the exchange ratio under the Merger Agreement is inadequate and further alleges that ALZA's board of directors had an obligation to place ALZA up for auction when it entered into the Merger Agreement. The allegations purport to be based on California law. The action seeks both an injunction to prevent the merger and damages in event that the merger is completed. ALZA believes the complaint to be without merit and intends to defend the action vigorously.

Item 4. Submission of Matters to a Vote of Security Holders:

   (a) The annual meeting of the stockholders of ALZA was held on May 6, 1999.

   (b) A total of 77,455,501 shares were represented at the annual meeting. Stockholders approved the following proposals:

        (i)  Election of Class III Directors:

                                   Votes For       Votes Withheld

           Dr. I. Craig Henderson  76,153,248         1,302,253
           Dr. Ernest Mario        75,338,033         2,117,468
           Isaac Stein             76,684,550           770,951

        (ii) To increase by 5,000,000 shares the number of shares of ALZA common stock reserved for issuance under ALZA's Amended and Restated Stock Plan. There were 51,888,737 votes in favor, 25,143,667 votes against and 423,097 abstentions.

        (iii)The ratification of the appointment of Ernst & Young
             LLP as ALZA's independent auditors for the fiscal year ended December 31, 1999. There were 77,077,043 votes in favor, 85,269 votes against and 293,189 abstentions.

Item 6. Exhibits and Reports on Form 8-K

            (a)    Exhibits:

        10.1 Amended and Restated Stock Plan

        10.2 Form of Amendment to Executive
             Agreement between ALZA Corporation and Certain
             Executive Officers dated as of June 11, 1999.

        10.3 Executive Agreement between
             ALZA Corporation and Dr. Ernest Mario, dated as of
             June 21, 1999.

        27   Financial Data Schedule



   (b) On May 13, 1999, ALZA filed a current report on Form 8-K to file as Exhibit 99.1 the selected consolidated financial data, management's discussion and analysis of financial condition and results of operations, and audited consolidated financial statements as of and for the periods listed therein, as restated to reflect the combined results of ALZA and SEQUUS.

        On June 25, 1999 ALZA filed a current report on Form 8-K to report the signing of the merger agreement between ALZA and Abbott on June 21, 1999.




                           SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   ALZA CORPORATION



Date: August 13, 1999         By:            /s/ E. Mario
                                           Dr. Ernest Mario
                                          Chairman and Chief
                                          Executive Officer



Date: August 13, 1999         By:        /s/ Bruce C. Cozadd
                                           Bruce C. Cozadd
                                        Senior Vice President and
                                        Chief Financial Officer


                          EXHIBIT INDEX




Exhibit

10.1   Amended and Restated Stock Plan

10.2   Form of Amendment to Executive Agreement between ALZA
       Corporation and Certain Executive Officers dated as of June 11, 1999.

10.3   Executive Agreement between ALZA Corporation and
       Dr. Ernest Mario, dated as of June 21, 1999.

27     Financial Data Schedule