Form 10-Q
period 1999-09-30
ALZA CORP
filed 1999-11-12
CIK 4310

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            FORM 10-Q

 (X) Quarterly Report Pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934 for the quarterly period ended September 30, 1999

                               or

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

                      1900 Charleston Road
                          P.O. Box 7210
              Mountain View, California 94039-7210
            (Address of principal executive offices)

Registrant's telephone number, including area code (650) 564-5000


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )



Number of shares outstanding of each of the registrant's classes of common stock as of October 29, 1999:

Common Stock, $.01 par value - 102,125,443 shares

                        ALZA CORPORATION
                 FORM 10-Q for the Quarter Ended
                       September 30, 1999


                              INDEX


Part I. Financial Information


Item 1. Financial Statements

     Condensed Consolidated Statement of Income                 3
     Condensed Consolidated Balance Sheet                       4
     Condensed Consolidated Statement of Cash Flows             5
     Notes to Condensed Consolidated Financial Statements    6-12


Item 2. Management's Discussion and Analysis of
       Financial Condition and Results of Operations        13-28


Item 3. Quantitative and Qualitative Disclosures about
       Market Risk                                             29


Part II. Other Information


Item 1. Legal Proceedings                                      29

Item 4. Submission of Matters to a Vote of Security Holders    30

Item 6. Exhibits and Reports on Form 8-K                       30


Signatures                                                     31


Exhibits

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

                        ALZA CORPORATION
   Condensed Consolidated Statement of Operations (unaudited)
             (In millions, except per share amounts)

                          Quarter Ended       Nine Months Ended
                          September 30,         September 30,
                          1999       1998         1999       1998
__________________________________________________________________
Revenues:
  Net sales              $136.9     $ 74.7     $336.3     $213.8
  Royalties, fees and
   other             			   58.0       65.3      171.7      169.1
  Research and development 27.2       32.8       94.8       91.7
                         ________________________________________
     Total revenues       222.1      172.8      602.8      474.6

Costs and expenses:
 Costs of products shipped 45.2       32.6      119.8       99.1
 Research and development  41.3       49.3      133.2      132.2
 Selling, general and
  administrative           65.9       40.4      181.5       92.1
 SEQUUS merger-related
     costs                  -          -         32.6        -
                         ________________________________________
Total costs and expenses  152.4      122.3      467.1      323.4

Operating income           69.7       50.5      135.7      151.2

 Interest expense          14.1       14.2       43.8       42.7
 Interest and other income (7.3)      (6.3)     (30.7)     (19.7)

                         ________________________________________
     Net interest and other
     expense                6.8        7.9       13.1       23.0
                         ________________________________________
Income before income taxes 62.9       42.6      122.6      128.2

Provision for income taxes 20.1       14.9       41.9       44.6
                         ________________________________________

Net income               $ 42.8     $ 27.7     $ 80.7     $ 83.6
                         ========================================

Earnings per share
  Basic                  $ 0.42     $ 0.28     $ 0.80     $ 0.85
                         ========================================
  Diluted                $ 0.40     $ 0.27     $ 0.78     $ 0.83
                         ========================================

Shares used in per share computation

  Basic                  101.3       99.3       100.8       99.0
  Diluted                129.4      101.2       103.3      101.0


                     See accompanying notes.

                        ALZA Corporation
        Condensed Consolidated Balance Sheet (unaudited)
                          (In millions)
                                      September 30, December 31,
                                           1999         1998
                                    _____________________________
ASSETS
Current assets:
  Cash and cash equivalents             $   216.7    $    110.1
  Short-term investments                     36.6          86.1
  Receivables, net                          169.3         148.6
  Inventories, at cost:
   Raw materials                             21.1          18.2
   Work in process                           10.0          10.6
   Finished goods                            25.6          25.8
                                    _____________________________
     Total inventories                       56.7          54.6
  Prepaid expenses and other
   current assets                            35.6          26.3
                                    _____________________________
     Total current assets                   514.9         425.7

Property, plant and equipment               533.1         504.7
Less accumulated depreciation
  and amortization                         (138.2)       (132.3)
                                    _____________________________
  Net property, plant and equipment         394.9         372.4
Investments in long-term securities         291.4         317.9
Deferred product acquisition payments       275.9         279.1
Other assets                                320.7         271.5
                                    _____________________________
TOTAL ASSETS                            $ 1,797.8    $  1,666.6
                                    =============================
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                      $    26.3    $     59.7
  Accrued liabilities                        75.8          61.5
  Other current liabilities                   7.5           7.4
                                    _____________________________
     Total current liabilities              109.6         128.6

5% convertible subordinated debentures      495.5         500.0
5 1/4% zero coupon convertible
  subordinated debentures                   438.0         422.6
Other long-term liabilities                  83.5          83.5

Stockholders' equity:
  Common stock and additional
   paid-in capital                          701.2         645.5
  Accumulated other comprehensive loss       (7.7)        (10.6)
  Accumulated deficit                       (22.3)       (103.0)
                                    ______________________________
     Total stockholders' equity             671.2         531.9
                                    ______________________________
TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                  $ 1,797.8    $  1,666.6
                                    ==============================
                     See accompanying notes.

                        ALZA CORPORATION
   Condensed Consolidated Statement of Cash Flows (unaudited)
                          (In millions)
                                              Nine Months Ended
                                                September 30,
                                                1999       1998
							                                       _________________
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                   $  80.7   $  83.6
 Non-cash adjustments to reconcile net income
  to net cash provided by operating activities:
  Depreciation and amortization                  30.4      27.0
  Amortization of product acquisition payments   18.2      10.4
   Interest on 5 1/4% zero coupon convertible
     subordinated debentures                     16.9      15.9
  Changes in current assets:
   Receivables                                  (20.7)    (32.7)
   Inventories                                   (2.1)     (1.4)
   Prepaid expenses and other current assets    (11.2)      6.0
  Changes in liabilities:
   Accounts payable                             (13.4)    (12.3)
   Accrued liabilities                           24.2     (18.5)
   Other long-term liabilities                    3.9       2.5
  Gain on sale of real estate and other assets,
   net                                          (12.4)      -
  Asset write-down                               11.1       -
                                   							     _________________
     Total adjustments                           44.9      (3.1)
                                               _________________
 Net cash provided by operating activities      125.6      80.5

CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures                           (62.9)    (43.1)
 Proceeds from sale of real estate assets        20.1       -
 Purchase of limited partners' interest in
  ALZA TTS Research Partners, Ltd.                -       (91.2)
 Product acquisition payments                   (35.0)    (13.5)
 Purchases of available-for-sale securities (126.1) (231.5) Sales and maturities of available-for-sale
  securities                                    206.7     283.7
 Other investing activities                     (55.6)    (17.3)
                                               _________________
Net cash used in investing activities           (52.8)   (112.9)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Issuances of common stock                       37.4      46.4
 Principal repayments of long-term debt, net     (3.6)     (4.1)
                                               _________________
Net cash provided by financing activities        33.8      42.3
                                               _________________
Net increase in cash and cash equivalents       106.6       9.9

Cash and cash equivalents at
 beginning of period                            110.1      71.7
                                               _________________
Cash and cash equivalents at end of period    $ 216.7   $  81.6
                                               =================

                     See accompanying notes.

ALZA CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited)

NOTE 1. BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. The information at September 30, 1999 and for the three and nine months ended September 30, 1999 and 1998 includes all adjustments (consisting only of normal recurring adjustments) that the management of ALZA Corporation ("ALZA") believes necessary for fair presentation of the results for the periods presented.

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

Comprehensive Income

     Total comprehensive income includes net income plus other comprehensive income, which, for ALZA, primarily comprises net unrealized gains or losses on available-for-sale securities. Other comprehensive income (loss) was $1.8 million and $(1.7) million for the quarters ended September 30, 1999 and 1998, respectively, and $2.9 million and $(11.6) million for the nine months ended September 30, 1999 and 1998. Total comprehensive income was $44.6 million and $26.0 million for the quarters ended September 30, 1999 and 1998, respectively, and $83.6 million and $72.0 million for the nine months ended September 30, 1999 and 1998, respectively.

Supplemental Disclosures of Cash Flow Information

Noncash Investing and Financing    Nine months ended September 30,
  Activities (In millions)            1999                1998
_________________________________________________________________
Investment in low-income housing
  in exchange for long-term debt    $  -               $  10.1

Acquisition of building in lieu of
  repayment of note receivable         -                  17.5

Accrued product and license
  acquisition costs                    -                   4.0

Conversion of 5% and 5 1/4%
  Debentures into ALZA common stock    4.5                 1.2

Reclassification

     Certain amounts in the prior year's financial statements have been reclassified to conform to the 1999 presentation.


NOTE 2. MERGER AGREEMENT WITH ABBOTT LABORATORIES

     On June 21, 1999, ALZA entered into an Agreement and Plan of Merger ("Merger Agreement") with Abbott Laboratories, Inc.("Abbott"), an Illinois corporation. Under the terms of the Merger Agreement, Abbott would acquire all of ALZA's outstanding stock in a tax free, stock-for-stock transaction. ALZA's stockholders would receive 1.2 shares of Abbott common stock for each share of ALZA common stock held on the record date. The merger was approved by ALZA's stockholders on September 21, 1999. Closing of the transaction is subject to the approval of the Federal Trade Commission ("FTC"), which has required divestiture of United States rights to ALZA's Viadur-trademark-leuprolide acetate implant) product. On November 2, 1999
Abbott announced that it had reached an agreement with the U.S. Food and Drug Administration ("FDA") to a consent decree involving Abbott's diagnostics manufacturing operations in Lake County, Illinois. ALZA is analyzing information relating to the consent decree and its implications. In addition, several purported class action lawsuits have been filed on behalf of stockholders of ALZA, alleging that the proxy statement distributed in connection with the merger did not include material information regarding regulatory compliance problems at Abbott diagnostics manufacturing facilities. The plaintiffs in this litigation have filed a motion for a preliminary injunction to enjoin the closing of the merger until additional disclosure is made. Abbott and ALZA have informed the plaintiffs in such lawsuits that Abbott and ALZA will not close the proposed merger before December 30, 1999, absent a new vote of the ALZA stockholders. See "Legal Proceedings" in Part II,
Item 1.

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

     The following table sets forth the computation of ALZA's
basic and diluted earnings per share:
                            Quarter Ended      Nine Months Ended
(In millions except         September 30,        September 30,
   per share amounts)       1999      1998        1999     1998
_________________________________________________________________
NUMERATOR:
Basic
 Net income                $ 42.8    $ 27.7       $80.7   $ 83.6
_________________________________________________________________
Diluted
 Net income                $ 42.8    $ 27.7       $80.7   $ 83.6
 Adjustments, net of tax:
  Interest on 5% and 5 1/4%
    Debentures                8.4       -           -        -
___________________________________________________________________
 Adjusted net income       $ 51.2    $ 27.7       $80.7   $ 83.6
===================================================================
DENOMINATOR:
Basic
 Weighted average shares    101.3      99.3       100.8     99.0
===================================================================
Diluted
 Weighted average shares    101.6      99.5       101.1     99.1
 Effect of dilutive
  securities:
   Employee stock options     2.5       1.7         2.2      1.9
   5 1/4% Debentures         12.3       -           -        -
   5% Debentures             13.0       -           -        -
___________________________________________________________________
 Weighted average shares
  and assumed conversions   129.4     101.2       103.3    101.0
===================================================================
Basic earnings per share   $ 0.42    $ 0.28       $0.80   $ 0.85
===================================================================
Diluted earnings per share $ 0.40    $ 0.27       $0.78   $ 0.83
===================================================================

     Stock options and warrants to purchase 2.8 million and 2.1 million shares of common stock were excluded from the diluted earnings per share calculation for the quarter and nine months ended September 30, 1999, respectively, compared to 2.8 million shares for the same periods in 1998 because the exercise price of the options and warrants was greater than the average market price of the common shares during the periods, and therefore the effect of including those options and warrants would have been anti-dilutive. Assumed conversions of ALZA's outstanding 5% convertible subordinated debentures due 2006 ("5% Debentures") and

5 1/4% zero coupon convertible subordinated debentures due 2014 ("5 1/4% Debentures") were not included in the diluted earnings per share calculation for the nine months ended September 30, 1999 and for the quarter and nine months ended September 30, 1998 as their inclusion would have been anti-dilutive.


NOTE 4. CRESCENDO PHARMACEUTICALS CORPORATION (RELATED PARTY)

     Under the Development Agreement between ALZA and Crescendo Pharmaceuticals Corporation ("Crescendo"), ALZA recorded product development revenues of $21.0 million for the quarter ended September 30, 1999 and $72.8 million for the nine months ended September 30, 1999 compared with $25.2 million for the quarter ended September 30, 1998 and $70.1 million for the nine months ended September 30, 1998. ALZA expects that Crescendo will have expended all of its available funds during the second half of 2000.

     Under the Technology License Agreement between ALZA and Crescendo, ALZA recorded technology fee revenues from Crescendo of $1.7 million for the quarter ended September 30, 1999 and $5.7 million for the nine months ended September 30, 1999, compared with $2.7 million for the quarter ended September 30, 1998 and $8.7 million for the nine months ended September 30, 1998, all in accordance with the terms of the agreement.

     ALZA has an option to acquire an exclusive, royalty-bearing license to each product developed by Crescendo under the Development Agreement. The option is exercisable on a product-by-product, country-by-country, basis. In December 1998, ALZA exercised its option to obtain a worldwide license to OROS-registered trademark- oxybutynin (marketed by ALZA in the United States as Ditropan-registered trademark- XL). Under the license agreement for this product, ALZA must pay Crescendo 2.5% of net sales of the licensed product in the first year of sales (1999) and 3% in the second and third years. Thereafter, until 15 years after the date of the first commercial sale of the product, the percentage owed to Crescendo would be based upon development costs paid by Crescendo; based upon current information this rate is expected to be between 5% and 6%.

NOTE 5.  ACQUISITION OF SEQUUS PHARMACEUTICALS, INC.

     On March 16, 1999, ALZA completed a merger with SEQUUS by acquiring all of SEQUUS' outstanding stock in a tax-free, stock-for-stock transaction. SEQUUS stockholders received 0.4 shares of ALZA common stock for each share of SEQUUS common stock. ALZA issued 13.2 million shares in the merger. ALZA accounted for the transaction as a pooling of interests. Accordingly, ALZA's consolidated financial statements have been retroactively restated for prior periods to include the combined financial results of ALZA and SEQUUS. For the quarter and nine months ended September 30, 1999, the consolidated results of operations of the combined companies have been presented and no adjustments were necessary to conform the accounting practices of the two companies.

     The table below presents the separate results of operations for ALZA and SEQUUS for the periods prior to the merger and combined results after the merger:

                                             Merger-
                                             related
 (In millions)             ALZA    SEQUUS  adjustments Total
 _________________________________________________________________
 Nine months ended September 30, 1999
   Revenues           (a)$ 590.4  $ 12.4   $   -       $ 602.8
   Net income         (a)  111.2    (5.7) (b)(24.8)       80.7
 _________________________________________________________________
 Nine months ended September 30, 1998
   Revenues              $ 427.8  $ 46.8   $   -       $ 474.6
   Net income (loss)        86.9    (5.5) (c)  2.2        83.6
 _________________________________________________________________
(a) SEQUUS' results are included in ALZA's combined results subsequent to March 16, 1999.
(b) Represents expenses (net of tax benefit of $7.8 million) incurred by ALZA related to the merger.
(c)  Represents a 40% tax benefit derived from SEQUUS' net loss.


     As a result of the SEQUUS acquisition, ALZA incurred merger-related costs that consisted of merger transaction costs, exit costs and employee severance costs. Merger transaction costs consisted primarily of fees for investment bankers, attorneys and accountants, filing fees, financial printing costs and other related charges. Exit costs include costs such as cancellation of lease agreements and the write-down of SEQUUS assets that will not be used in continuing operations. The following table shows the details of the accrual for merger-related costs for the nine months ended September 30, 1999:

                                    Merger-             Balance
                                    related         at September 30,
(In millions)                        costs    Utilized    1999
___________________________________________________________________
Merger transaction costs            $ 13.2    $ 13.6    $ (0.4)
Exit costs                            14.3      10.6       3.7
Employee severance                     5.1       5.1       -
                                  _________________________________
Total                               $ 32.6    $ 29.3     $ 3.3
                                  =================================

NOTE 6.  SEGMENT REPORTING

     ALZA has two operating segments: ALZA Pharmaceuticals and ALZA Technologies. The ALZA Pharmaceuticals segment includes sales of products directly to the pharmaceutical marketplace, research and development of potential products to be marketed by ALZA (including revenues and expenses relating to products under development with Crescendo) and co-promotion revenues for products co-promoted by ALZA. The ALZA Technologies segment includes research, development and manufacturing for client companies and ALZA Pharmaceuticals, and royalties and fees (including milestone payments) from ALZA's client companies under joint product development and commercialization agreements. The "Other" category primarily comprises corporate general and administrative expenses, including finance, legal, human resources, commercial development, executive and other functions not directly attributable or allocated to the activities of the operating segments, as well as rental and service fee revenues. SEQUUS' net sales, costs of products shipped, research and development for potential products to be marketed by ALZA and sales and marketing expenses are included in ALZA Pharmaceuticals; SEQUUS' royalties and fee revenues and research and development expenses are included in ALZA Technologies; and SEQUUS' general and administrative expenses are included in Other.

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

     The following tables contain information about segment operating income (loss) for the quarter ended September 30, 1999 and 1998, and nine months ended September 30, 1999 and 1998.

                          Quarter ended       Nine months ended
                          September 30,         September 30,
(In millions)              1999    1998         1999      1998
________________________________________________________________
Revenues from external customers
Net sales
 ALZA Pharmaceuticals    $ 106.3   $  43.8   $ 243.0   $127.5
 ALZA Technologies          30.6      30.9      93.3     86.3
Royalties, fees and other
 ALZA Pharmaceuticals        3.7       6.8      10.0     16.9
 ALZA Technologies          54.0      57.9     160.6    150.4
 Other                       0.3       0.6       1.1      1.8
Research and development
 ALZA Pharmaceuticals       21.0      24.7      72.8     68.5
 ALZA Technologies           6.2       8.1      22.0     23.2

                        ________________________________________
 Total                   $ 222.1   $ 172.8   $ 602.8   $474.6
                        ========================================

Intersegment revenues
Net sales
 ALZA Pharmaceuticals    $   -     $   -     $   -     $  -
 ALZA Technologies           5.3       2.1      13.3      5.7
Research and development
 ALZA Pharmaceuticals        -         -         -        -
 ALZA Technologies          21.1      24.7      73.0     68.6

                        _________________________________________
 Total                   $  26.4   $  26.8   $  86.3   $ 74.3
                        =========================================

Segment operating income (loss)
 ALZA Pharmaceuticals    $  27.5   $   2.7   $  33.8   $ 24.5
 ALZA Technologies          50.5      55.8     157.0    146.0
 Other                      (8.3)     (8.0)    (55.1)   (19.3)
                        _________________________________________
 Total                   $  69.7   $  50.5   $ 135.7   $151.2
                        =========================================

     The following table contains a reconciliation of ALZA's income before taxes to that reported by segment in the tables above:

                          Quarter ended       Nine months ended
                            September 30,       September 30,
(In millions)              1999    1998         1999      1998
________________________________________________________________
Income (loss) before taxes
Total operating income for
 reportable segments    $  69.7   $  50.5     $ 135.7   $ 151.2
Unallocated amounts:
 Interest expense         (14.1)    (14.2)      (43.8)    (42.7)
 Interest and other income  7.3       6.3        30.7      19.7
                        _________________________________________
Income before income
 taxes                  $  62.9   $  42.6     $ 122.6   $ 128.2
                        =========================================


NOTE 7.  SALE OF REAL ESTATE ASSETS

     During the second quarter of 1999, ALZA sold five buildings located in Palo Alto, California, resulting in a total pretax gain of $12.4 million. ALZA will lease back these buildings through December 31, 1999, when it expects to complete occupancy of new buildings in Mountain View, California. In the near term, ALZA expects to lease out certain other Palo Alto, Menlo Park and Mountain View, California properties, currently occupied by ALZA, which could result in additional rental income in 2000 and beyond.

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations

Notice Concerning Forward-Looking Statements

     Some of the statements made in this Form 10-Q are forward-looking in nature, including, without limitation, plans concerning the commercialization of products, statements concerning potential product sales, future costs of products shipped (and gross margins), associated sales and marketing expenses, plans concerning development of products and other statements that are not historical facts. The occurrence of the events described, and the achievement of the intended results, are subject to various risk factors that could cause ALZA's actual results to be materially different than those presented, some or all of which risks are not predictable or within ALZA's control. Many risks and uncertainties are inherent in the pharmaceutical industry; others are more specific to ALZA's business. Many of the significant risks related to ALZA's business are described in ALZA's Annual Report on Form 10-K for the year ended December 31, 1998. In addition, while ALZA has agreed to merge with Abbott, the merger has not yet closed.
There are risks associated with the merger and the closing of the merger.


RESULTS OF OPERATIONS
SUMMARY
                            Quarter Ended      Nine Months Ended
(In millions                September 30,        September 30,
  except per share amounts) 1999      1998        1999    1998
_________________________________________________________________
Revenues                  $ 222.1   $ 172.8     $ 602.8  $ 474.6
_________________________________________________________________
Operating income             69.7      50.5       135.7    151.2
_________________________________________________________________
Net income                   42.8      27.7        80.7     83.6
_________________________________________________________________
Diluted earnings per share   0.40      0.27        0.78     0.83
_________________________________________________________________

     ALZA's net income for the quarter ended September 30, 1999 was $42.8 million or $0.40 per diluted share compared with net income of $27.7 million or $0.27 per diluted share for the quarter ended September 30, 1998. ALZA's net income for the nine months ended September 30, 1999 was $80.7 million or $0.78 per diluted share compared with net income of $83.6 million or $0.83 per diluted share for the nine months ended September 30, 1998. Net income for the nine months ended September 30, 1999 included charges of $24.8 million (net of tax effect of $7.8 million), or $0.23 per diluted share, related to the merger with SEQUUS, which should be excluded in order to analyze comparable operating results for the nine-month periods of 1999 and 1998.

     Net income increased 55% for the quarter ended September 30, 1999, compared with the quarter ended September 30, 1998. On a comparable basis for the nine months ended September 30, 1999, ALZA's net income increased 26% to $105.5 million, or $1.01 per diluted share, excluding the merger-related charges discussed above, compared with $83.6 million or $0.83 per diluted share for the nine months ended September 30, 1998. The increase in net income for the quarter and nine months ended September 30, 1999 compared to the same periods in 1998 resulted primarily from the following:

     - Net sales increased 83% to $136.9 million for the quarter ended September 30, 1999 from $74.7 million for the quarter ended September 30, 1998, and increased 57% to $336.3 million for the nine months ended September 30, 1999 from $213.8 million for the nine months ended September 30, 1998. The increase in net sales resulted primarily from a 142% increase in sales of products by ALZA Pharmaceuticals to $106.3 million for the quarter ended September 30, 1999 from $43.8 million for the quarter ended September 30, 1998, and a 91% increase in sales to $243.0 million for the nine months ended September 30, 1999 from $127.5 million for the nine months ended September 30, 1998. These increases in ALZA Pharmaceuticals' sales resulted primarily from strong sales of Ditropan-registered trademark- XL (oxybutynin chloride), which was launched on February 1, 1999, as well as significant growth in sales of Doxil-registered trademark-/Caelyx-registered trademark- (doxorubicin HCl liposome injection), Mycelex-registered trademark-Troche (clotrimazole) and Ethyol-registered trademark-(amifostine) for the quarter and nine months ended September 30, 1999, respectively, compared with the same periods for 1998. Contract manufacturing sales remained relatively constant for the quarter ended September 30, 1999 compared to the quarter ended September 30, 1998 and increased 8% to $93.3 million for the nine months ended September 30, 1999 from $86.3 million for nine months ended September 30, 1998. A portion of the increases described above may be attributable to buying in anticipation of potential price increases before and after the proposed merger with Abbott and some year 2000 stocking.

     - Gross margin increased to 67% for the quarter ended
       September 30, 1999 from 56% for the quarter ended September 30, 1998, and increased to 64% for the nine months ended September 30, 1999 from 54% for the nine months ended September 30, 1998. The increase in gross margin was primarily due to the increase in sales of higher margin ALZA-marketed products as a percentage of total net sales.

     - Royalties, fees and other revenues decreased 11% to $58.0 million for the quarter ended September 30, 1999 from $65.3 million for the quarter ended September 30, 1998, and increased 2% to $171.7 million for the nine months ended September 30, 1999 from $169.1 million for the nine months ended September 30, 1998. The decrease in royalties, fees and other revenues is primarily due to a significant decrease in fee revenues. Fee revenues decreased to $4.7 million for the quarter ended September 30, 1999 from $13.3 million for the quarter ended September 30, 1998, and to $14.7 million for the nine months ended September 30, 1999 from $29.1 million for the nine months ended September 30, 1998. The decrease in fee revenues was primarily due to milestone-based payments from Knoll Pharmaceuticals ("Knoll") and from Schering-Plough Ltd. ("Schering-Plough") and higher fee revenues from Janssen Pharmaceutica, Inc. (together with its affliates, "Janssen") in 1998. Royalties remained relatively constant for the comparative third quarters, and showed a 9% increase for the nine months ended September 30, 1999 compared to the nine months ended September 30, 1998.

     - Interest and other income increased 16% to $7.3 million for the quarter ended September 30, 1999 from $6.3 million for the quarter ended September 30, 1998, and increased 56% to $30.7 million for the nine months ended September 30, 1999 compared with $19.7 million for the nine months ended September 30, 1998. The increase in interest and other income for the quarter ended September 30, 1999 was primarily due to the sale of common shares of Alkermes, Inc. The increase in interest and other income for the nine months ended September 30, 1999 was primarily due to a pretax gain of $12.4 million on sales of real estate assets that were completed during the second quarter of 1999.

     - ALZA's effective tax rate declined to 32% for the quarter and nine months ended September 30, 1999, excluding the tax effect of $7.8 million on merger-related costs of $32.6 million, compared to 35% for the quarter and nine months ended September 30, 1998.

     Substantially offsetting these contributions to net income in 1999 was the following:

     - Selling, general and administrative expenses increased to $65.9 million for the quarter ended September 30, 1999 from $40.4 million for the quarter ended September 30, 1998, and increased to $181.5 million for the nine months ended September 30, 1999 from $92.1 million for the nine months ended September 30, 1998. This increase was due to the expansion of the sales organization beginning in the second half of 1998, the increase in sales and marketing expenditures related to the launch and promotion of Ditropan XL during the nine months ended September 30, 1999 and increased marketing expenses for ALZA's expanded product portfolio.

     Because net sales in the third quarter of 1999 increased partially in anticipation of possible price increases and year 2000 stocking, it is not possible to determine at this time whether net sales in the fourth quarter of 1999 will equal or exceed third quarter 1999 levels, and net sales could possibly be lower. It also is not possible to determine at this time whether net income and earnings per share in the fourth quarter of 1999 will equal or exceed third quarter 1999 levels, and they could possibly be lower, due to factors including: the potential decrease in net sales described above; the lack of fees that might otherwise have been earned absent the proposed merger with Abbott; potential continued increases in sales and marketing expenses in the fourth quarter of 1999 for ALZA-marketed products as ALZA has continued to increase its efforts to market these products; and a general slow-down in some of ALZA's operations resulting from the uncertainties (such as the FTC and FDA matters described above) surrounding the proposed merger with Abbott.


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

                          Quarter ended       Nine months ended
OPERATING SEGMENT SUMMARY September 30,         September 30,
(In millions)              1999    1998         1999      1998
_________________________________________________________________
Revenues
ALZA PHARMACEUTICALS     $ 131.0   $  75.3   $ 325.8   $212.9
ALZA TECHNOLOGIES          117.2     123.7     362.2    334.2
OTHER                        0.3       0.6       1.1      1.8
_________________________________________________________________
Total segment revenues     248.5     199.6     689.1    548.9
Intersegment elimination   (26.4)    (26.8)    (86.3)   (74.3)
_________________________________________________________________

  Total revenues         $ 222.1   $ 172.8   $ 602.8   $474.6

Operating income (loss)
ALZA PHARMACEUTICALS     $  27.5   $   2.7   $  33.8   $ 24.5
ALZA TECHNOLOGIES           50.5      55.8     157.0    146.0
OTHER                       (8.3)     (8.0)    (55.1)   (19.3)
_________________________________________________________________

  Total operating income $  69.7   $  50.5   $ 135.7   $151.2
_________________________________________________________________


ALZA PHARMACEUTICALS

     ALZA Pharmaceuticals' revenues increased 74% and 53% for the quarter and nine months ended September 30, 1999 compared to the same periods in 1998 due to a 142% and 91% increase in net sales of ALZA-marketed products for the quarter and nine months ended September 30, 1999. The increase in net sales also contributed to the significant increase in ALZA Pharmaceuticals' operating income for the quarter and nine months ended September 30, 1999 compared to the quarter and nine months ended September 30, 1998, which were partially offset by an increase in sales and marketing expenses. The increases in expenses reflect the substantial expansion of ALZA's sales organization, increased expenses related to the launch and promotion of Ditropan XL and ALZA's expanded product portfolio.

ALZA TECHNOLOGIES

     ALZA Technologies' revenues decreased 5% for the quarter ended September 30, 1999 compared to the quarter ended September
30, 1998 primarily due to fees from Knoll and higher fees from Janssen in the third quarter of 1998. Revenues increased 8% for the nine months ended September 30, 1999 compared to the nine months ended September 30, 1998, largely due to an 8% increase in contract manufacturing sales as result of an increase in ALZA's sales of Glucotrol-registered trademark-XL (glipizide) to Pfizer Inc. ("Pfizer"), and a 9% increase in royalties resulting from sales of Duragesic-registered trademark-(fentanyl), Nicoderm-registered trademark- and NicoDerm-registered trademark-CQ-trademark-, and Glucotrol XL, partially offset by a decrease in royalties from sales of Procardia XL-registered trademark-(nifedipine) and a decrease in fee revenues. Operating income for ALZA Technologies decreased 10% for the quarter ended September 30, 1999 as compared to the quarter ended September 30, 1998, primarily due to the decline in revenues discussed above. Operating income increased 8% for the nine months ended September 30, 1999 compared to nine months ended September 30, 1998.

OTHER

     Operating loss for the "Other" segment increased to $8.3 million and $55.1 million for the quarter and nine months ended September 30, 1999, respectively, from $8.0 million and $19.3 million for the quarter and nine months ended September 30, 1998, respectively. The increase in the operating loss for the nine months ended September 30, 1999 was due primarily to $32.6 million of merger-related charges recorded in the quarter ended March 31, 1999 related to the SEQUUS acquisition.


                            NET SALES

Net Sales                    Quarter Ended       Nine Months Ended
                             September 30,         September 30,
(Dollars in millions)         1999     1998         1999     1998
_________________________________________________________________
ALZA PHARMACEUTICALS
Ditropan-registered trademark-
 XL                         $ 25.4      $ -       $ 61.8     $ -
Doxil-registered trademark/
 Caelyx-registered trademark  24.0     13.5         52.3     36.0
Ethyol-registered trademark   17.7      9.5         34.8     23.4
Mycelex-registered trademark-
 Troche                       11.6      5.9         24.3     21.6
Elmiron-registered trademark- 10.0      5.4         22.6     16.1
Testoderm-registered trademark-
 TTS line                      5.0      2.1         14.7      6.4
  Other                       12.6      7.4         32.5     24.0
___________________________________________________________________
  Total                      106.3     43.8        243.0    127.5
___________________________________________________________________
ALZA TECHNOLOGIES
Contract manufacturing        30.6     30.9         93.3     86.3
Intersegment                   5.3      2.1         13.3      5.7
___________________________________________________________________
  Total                       35.9     33.0        106.6     92.0
___________________________________________________________________
Intersegment eliminations     (5.3)    (2.1)       (13.3)    (5.7)
___________________________________________________________________
Total net sales             $136.9   $ 74.7       $336.3   $213.8
___________________________________________________________________
Total net sales as a percentage
 of total revenues              62%      43%         56%      45%
___________________________________________________________________

ALZA PHARMACEUTICALS

     Included in net sales of ALZA-marketed products are sales of the products marketed directly by ALZA in the United States and Canada, and sales of those products in other countries through distributors. Net sales of ALZA-marketed products increased 142% and 91% for the quarter and nine months ended September 30, 1999 compared to the same periods in 1998. This increase in ALZA Pharmaceuticals' net sales can be primarily attributed to $25.4 million and $61.8 million sales of Ditropan XL, which was launched on February 1, 1999, for the quarter and nine months ended September 30, 1999, respectively, as well as an increase of 77% and 45% in sales of Doxil/Caelyx for the quarter and nine months ended September 30, 1999, respectively, all as compared to the same periods in 1998. In addition, Mycelex Troche and Ethyol had significant growth in sales for the quarter and nine months ended September 30, 1999, compared with the same periods in 1998.

     Net sales of ALZA-marketed products can be expected to vary from quarter to quarter, particularly in the first years after launch of a new product. Ditropan XL was launched in the first quarter of 1999, and Doxil, Ethyol , Elmiron-registered trademark- (pentosan polysulfate sodium) and Testoderm-registered trademark-TTS (Testosterone Transdermal System) were cleared for marketing during the past few years. In June 1999 the FDA approved new indications for Ethyol and Doxil. ALZA believes that its products have not yet achieved their steady-state sales levels. Wholesaler stocking patterns, managed care and formulary acceptance, the introduction of competitive products, and acceptance by patients and physicians will also affect future sales of ALZA's products.

ALZA TECHNOLOGIES

     Net sales from contract manufacturing include sales generated from contract manufacturing activities for ALZA's client companies and for ALZA Pharmaceuticals. Net sales from contract manufacturing for the quarter ended September 30, 1999 remained relatively constant compared with the quarter ended September 30, 1998. Net sales increased 8% for nine months ended September 30, 1999, compared to the same period in 1998, primarily due to an increase in ALZA shipments of Glucotrol XL to Pfizer and Nicoderm and NicoDerm CQ to Hoechst Marion Roussel, Inc. and SmithKline Beecham p.l.c.("SB"). These increases were partially offset by a decline in shipments of Duragesic to Janssen and Covera-HS-trademark-(verapamil) to GD Searle & Co.

     The timing and quantities of orders for products marketed by client companies are not within ALZA's control. Net sales by ALZA to client companies can be expected to fluctuate from period to period, sometimes significantly, depending on the volume, mix and timing of orders of products shipped to client companies, and in some quarters, due to the shipment of launch quantities of products to clients.

                          GROSS MARGIN

Gross Margin
                    				    Quarter Ended       Nine Months Ended
                            September 30,        September 30,
                            1999      1998        1999     1998
_________________________________________________________________
ALZA PHARMACEUTICALS(1)     81%       77%         81%      76%
ALZA TECHNOLOGIES(1)        19%       27%         22%      20%
_________________________________________________________________

Gross margin(2)             67%       56%         64%      54%
___________________________________________________________________
(1)  Includes intersegment revenues or expenses.
(2)  After intersegment eliminations.

     The increase in total gross margin for the quarter and nine months ended September 30, 1999 compared to the same periods for 1998 was due to increased sales of higher-margin products by ALZA Pharmaceuticals, as well as an increase in ALZA Pharmaceutical sales as a percentage of total sales. ALZA expects its gross margin on net sales to increase from historical rates over the longer term, although quarter-to-quarter fluctuations, even significant ones, can be expected to continue to occur. A trend of higher gross margins may be achieved through a proportionate increase in direct sales by ALZA Pharmaceuticals in relation to sales from contract manufacturing and, to a lesser extent, increased utilization of capacity and greater operating efficiencies by ALZA Technologies.

ALZA PHARMACEUTICALS

     The gross margin on net sales of ALZA-marketed products increased in the quarter and nine months ended September 30, 1999 compared to the same periods for 1998 due to a shift in product mix towards sales of higher-margin products, including Ditropan XL, which was launched on February 1, 1999.

ALZA TECHNOLOGIES

     The gross margin on net sales of products manufactured by ALZA Technologies for sale by client companies and ALZA Pharmaceuticals decreased for the quarter ended September 30, 1999 compared with the same period in 1998 as a result of a relative decrease in shipments of higher-margin products to client companies. Gross margin for the comparative nine-month periods increased primarily due to a change in product mix. ALZA Technologies' gross margin on its contract manufacturing sales is usually considerably lower than ALZA Pharmaceuticals' gross margin on its sales of ALZA-marketed products. ALZA's client-funded product development agreements generally provide for a supply price that is intended to cover ALZA's costs to manufacture the product plus a small margin. ALZA also generally receives royalties on the clients' sales of the products, which are included in royalties, fees and other revenues. Sales to ALZA Pharmaceuticals are based upon negotiated prices, which generally approximate the prices charged to third parties.


               ROYALTIES, FEES AND OTHER REVENUES

Royalties, Fees and Other Revenues

                            Quarter Ended     Nine Months Ended
                            September 30,        September 30,
(Dollars in millions)       1999      1998         1999    1998
________________________________________________________________
ALZA PHARMACEUTICALS       $  3.7    $  6.8       $10.0   $ 16.9
ALZA TECHNOLOGIES            54.0      57.9       160.6    150.4
OTHER                         0.3       0.6         1.1      1.8
_________________________________________________________________
Total royalties, fees and
  other revenues           $ 58.0    $ 65.3       $171.7  $169.1
_________________________________________________________________
Percentage of total revenues  26%       38%          28%      36%
_________________________________________________________________

ALZA PHARMACEUTICALS

     For the quarter and nine months ended September 30, 1999, fee revenues for ALZA Pharmaceuticals included technology fees from Crescendo of $1.7 million and $5.7 million, respectively, compared to $2.7 million and $8.7 million for the same periods in 1998, as provided in the agreements between ALZA and Crescendo. Fee revenues from Crescendo will continue to decline and expected to end in the second half of 2000. In addition, ALZA Pharmaceuticals' royalties, fees and other revenue included milestone-based fee revenues from Schering-Plough of $1.8 million and $4.0 million for the quarter and nine months ended September 30, 1998.

ALZA TECHNOLOGIES

     Royalties, fees and other revenues decreased 7% for the quarter ended September 30, 1999 compared to the quarter ended September 30, 1998 primarily due to fees from Knoll and higher fees from Janssen in the third quarter of 1998. Royalties, fees and other revenues increased 7% for the nine months ended September 30, 1999 compared to the nine months ended September 30, 1998 largely due to an increase in royalties resulting from sales of Duragesic, NicoDerm CQ, and Glucotrol XL, partially offset by a decrease in royalties from sales of Procardia XL and a decrease in fee revenues.

     Fee revenues for the quarter and nine months ended September 30, 1998 consisted of several upfront, milestone and other one-time, special, or infrequent payments made under joint development agreements or by distributors who acquired rights to market ALZA products outside the United States and Canada, or co-promotion fees.

     Sales of Procardia XL, as reported by Pfizer, decreased 34% and 30% for the quarter and nine months ended September 30, 1999, respectively, compared to the same periods in 1998. Several companies have filed Abbreviated New Drug Applications ("ANDAs") with the FDA requesting clearance to market generic equivalents to Procardia XL, and one company has received tentative FDA approval of its ANDA. Pfizer has filed suit against these companies for infringement of patent rights relating to the nifedipine active drug substance in Procardia XL. It is not possible to predict the timing and amount of the negative impact on sales of Procardia XL that will result from competition from these or other potential generic sustained-release nifedipine products.


                    RESEARCH AND DEVELOPMENT

Research and Development Revenue

                            Quarter Ended        Nine Months Ended
                            September 30,        September 30,
(Dollars in millions)       1999      1998        1999     1998
__________________________________________________________________
ALZA PHARMACEUTICALS
  Crescendo                $ 21.0    $ 24.7       $72.8   $ 68.5
_________________________________________________________________
ALZA TECHNOLOGIES
  Other clients               6.2       8.1        22.0     23.2
  Intersegment               21.1      24.7        73.0     68.6
_________________________________________________________________
        Total                27.3      32.8        95.0     91.8

Intersegment elimination    (21.1)    (24.7)      (73.0)   (68.6)
_________________________________________________________________

Total research and development
  revenues                 $ 27.2    $ 32.8       $94.8   $ 91.7
_________________________________________________________________

Percentage of total revenues  12%       19%         16%       19%
_________________________________________________________________

ALZA PHARMACEUTICALS

     ALZA Pharmaceuticals derives research and development revenues from Crescendo. Revenues from Crescendo are offset by intersegment charges from ALZA Technologies for research and development expenses incurred on behalf of ALZA Pharmaceuticals related to products under development for marketing by ALZA Pharmaceuticals. ALZA expects that Crescendo will have expended all its available funds during the second half of 2000.

     ALZA has an option to acquire an exclusive, royalty-bearing license to each product developed by Crescendo under the Development Agreement. The option is exercisable on a product-by-product, country-by-country, basis. In December 1998, ALZA exercised its option to obtain a worldwide license to OROS oxybutynin (Ditropan XL). Under the license agreement, ALZA must pay Crescendo 2.5% of net sales of the licensed product for the first year of sales (1999) and 3% for the second and third years. Thereafter, until 15 years after the date of the first commercial sale of the product, the percentage owed to Crescendo would be based upon development costs paid by Crescendo; based upon current information this rate is expected to be between 5% and 6%.

ALZA TECHNOLOGIES

     Research and development revenues decreased 17% for the quarter ended September 30, 1999 compared to the quarter ended September 30, 1998, primarily due to a decrease in intersegment research and development revenues from ALZA Pharmaceuticals related to Crescendo products. This decrease resulted primarily from a decrease in expenditures for DUROS-registered trademark-leuprolide, which ALZA has named Viadur, and OROS-registered trademark- methylphenidate, which ALZA has named Concerta-trademark-, after the submission of the New Drug Applications ("NDAs") for these products in April 1999 and July 1999, respectively. Research and development revenues increased 3% for the nine months ended September 30, 1999 compared to the nine months ended September 30, 1998.

Research and Development Expenses

                            Quarter Ended        Nine Months Ended
                             September 30,        September 30,
(Dollars in millions)       1999      1998         1999     1998
__________________________________________________________________
ALZA PHARMACEUTICALS
  Intersegment             $ 21.1    $ 24.7       $73.0   $ 68.6
  Product development
   expense                    6.9       7.9        21.0     20.8
__________________________________________________________________
     Total                   28.0      32.6        94.0     89.4
_________________________________________________________________
ALZA TECHNOLOGIES            34.4      41.4       112.2    111.4
_________________________________________________________________
Intersegment elimination    (21.1)    (24.7)      (73.0)   (68.6)
_________________________________________________________________
Total research and development
 expenses                  $ 41.3    $ 49.3       $133.2  $132.2
_________________________________________________________________
Percentage of total revenues  19%       29%          22%     28%
_________________________________________________________________

ALZA PHARMACEUTICALS

     ALZA Pharmaceuticals engages ALZA Technologies to provide research and development services, which are charged under the same formula ALZA charges client companies. Intersegment expenses related to these services decreased for the quarter and increased for the nine months ended September 30, 1999 as compared to the same periods in 1998 due to timing of the additional expenses incurred in the preparation of NDA submissions for Viadur and Concerta, which were submitted in April 1999 and July 1999, respectively. Research and development expenses substantially declined in the third quarter of 1999 primarily due to the completion of the NDA submissions. Product development expense remained relatively constant for the quarter and nine months ended September 30, 1999 compared to the quarter and nine months ended September 30, 1998, respectively.

ALZA TECHNOLOGIES

     Research and development expenses decreased 17% for the quarter ended September 30, 1999 compared to September 30, 1998, reflecting a decrease in product development activities for ALZA Pharmaceuticals and under agreements with client companies. For the comparative nine-month periods research and development expenses remained relatively constant.


          SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, General and Administrative Expenses

Quarter Ended          Nine Months Ended
                             September 30,         September 30,
(Dollars in millions)        1999      1998        1999     1998
__________________________________________________________________
ALZA PHARMACEUTICALS
  Sales and marketing
   expenses                $ 51.2    $ 26.7       $139.6  $ 60.6
___________________________________________________________________
ALZA PHARMACEUTICALS
  Amortization of product
   acquisition payments       3.7       2.8        11.3      8.1
ALZA TECHNOLOGIES
  Amortization of product
   acquisition payments       2.3       2.3         6.9      2.3
_________________________________________________________________
  Total                       6.0       5.1        18.2     10.4
_________________________________________________________________
OTHER
  General and administrative
   expenses                   8.7       8.6        23.7     21.1
_________________________________________________________________
  Total selling, general
   administrative expenses $ 65.9    $ 40.4       $181.5  $ 92.1
==================================================================
Total selling, general and
 administrative expenses as a
 percentage of total revenues 30%       24%          30%      20%
_________________________________________________________________

ALZA PHARMACEUTICALS

     Sales and marketing expenses increased substantially for the quarter and nine months ended September 30, 1999 compared to the same periods in 1998 as a result of the significant increase in the size of ALZA's sales organization, the increased sales and marketing activities due to the launch and promotion of Ditropan XL and the increased marketing expenses for ALZA's expanded product portfolio. During the second half of 1998, ALZA expanded its sales organization by approximately 260 sales professionals. In December 1998, ALZA entered into an agreement with UCB Pharma, Inc.("UCB Pharma") under which approximately 350 sales professionals of UCB Pharma are co-promoting Ditropan XL in the United States with ALZA. UCB Pharma receives payments based on sales of Ditropan XL above certain levels, as well as payments for sales calls made. The term of the co-promotion arrangement continues through March 2002. In July 1999, ALZA expanded the agreement with UCB Pharma to increase the number of calls to primary care physicians during a three-month period.

     In July 1999 ALZA entered into an agreement with Abbott to co-promote Ditropan XL in the United States, adding 300 more sales professionals to the sales force currently promoting Ditropan XL. Co-promotion fees and other expenses were incurred under this agreement for two months of the quarter ended September 30, 1999.

     Amortization of product acquisition payments for the ALZA Pharmaceuticals segment increased 31% and 40% for the quarter and nine months ended September 30, 1999 compared to the same periods in 1998 due to the amortization of payments for products that were acquired in the second half of 1998, and the amortization of additional payments made since the second quarter of 1998 related to previous product acquisitions.

ALZA TECHNOLOGIES

     Amortization of product acquisition payments for ALZA Technologies relates to three and nine months' amortization of the $91.2 million exercise price paid in August 1998 to acquire all of the outstanding limited partnership interests in the TTS Research Partners, Ltd. ("TTS Partnership").

                          NET INTEREST

                            Quarter Ended      Nine Months Ended
Net Interest                September 30,         September 30,
(In millions)              1999       1998        1999      1998
_________________________________________________________________
Interest expense         $ 14.1     $ 14.2     $ 43.8     $ 42.7
Interest and other income  (7.3)      (6.3)     (30.7)     (19.7)
________________________________________________________________
  Net interest and
  other expense          $  6.8     $  7.9     $ 13.1     $ 23.0
________________________________________________________________

     Interest and other income increased to $7.3 million for the quarter ended September 30, 1999 from $6.3 million for the quarter ended September 30, 1998, and increased to $30.7 million for the nine months ended September 30, 1999 compared with $19.7 million for the nine months ended September 30, 1998. The increase in interest and other income for the quarter ended September 30, 1999 was primarily due to the sale of common shares of Alkermes, Inc. The increase in interest and other income for the nine months ended September 30, 1999 was primarily due to a pretax gain of $12.4 million on sales of real estate assets that were completed during the second quarter of 1999.

     Interest expense was relatively constant for the quarter ended September 30, 1999 and slightly higher for the nine months ended September 30, 1999 compared to the same periods for 1998, primarily due to accreted interest on ALZA's outstanding 5 1/4% Debentures.


Effective Tax Rate

     For the quarter and nine months ended September 30, 1999, ALZA's effective income tax rate was 32%, excluding the tax effect of $7.8 million on merger-related costs of $32.6 million, compared to 35% for the quarter and nine months ended September 30, 1998. ALZA's annual effective combined federal and state income tax rate for 1999 is estimated to be 31% to 32%, assuming utilization of SEQUUS' net operating losses. The actual effective income tax rate will depend upon the actual level of earnings, potential changes in the tax laws, the amount of investment and research credits available and ALZA's ability to utilize such credits.

                 LIQUIDITY AND CAPITAL RESOURCES

Liquidity and Capital Resources     September 30,     December 31,
(In millions)                           1999               1998
_________________________________________________________________
Working capital                    $   405.3         $    297.1
Cash and investments                   544.7              514.1
Total assets                         1,797.8            1,666.6
Long-term debt                         973.5              966.1
_________________________________________________________________

                                   Nine months ended September 30,
                                       1999                1998
_________________________________________________________________
Net cash provided by
  operating activities              $ 125.6            $   80.5
Capital expenditures                   62.9                43.1
Product acquisition payments           35.0                13.5
_________________________________________________________________

     Cash flow generated by operating activities for the nine months ended September 30, 1999 was $125.6 million (or $145.3 million excluding payments for merger-related expenses) compared to $80.5 million for the nine months ended September 30, 1998. The increase in cash flow provided by operating activities resulted from an increase in accrued liabilities of $24.2 million and amortization of higher non-cash charges for product acquisition payments of $18.2 million.

     ALZA's capital spending for the nine months ended September 30, 1999 was $62.9 million for additions to facilities and equipment to support its research, development and manufacturing activities, compared to capital spending of $43.1 million in the same period in 1998. While ALZA believes its current facilities and equipment (including the facilities currently in the process of being occupied) are sufficient to meet its current operating requirements, ALZA has recently expanded its facilities and equipment to support its medium-term and long-term requirements. Capital expenditures during the remainder of 1999 are expected to continue to increase over 1998 levels as a result of spending to complete the new Mountain View facilities.

     As a result of ALZA's investment in a real estate joint venture and construction of buildings in Mountain View, California, which are scheduled to be completed in late 1999, ALZA has been evaluating its real estate holdings and future facilities needs. During the second quarter of 1999, ALZA sold five buildings located in Palo Alto, California for a total of $20.1 million. ALZA will lease back these buildings through December 31, 1999, when it expects to complete occupancy of its new buildings in Mountain View. In the near term ALZA expects to lease out certain other Palo Alto, Menlo Park and Mountain View properties currently occupied by ALZA, which could result in lease income in 2000 and beyond.

     ALZA believes that its existing cash and investment balances are adequate to fund its cash needs for 1999 and beyond. In addition, should the need arise, ALZA believes it would be able to borrow additional funds or otherwise raise additional capital. ALZA may consider using its capital to make strategic investments or to acquire or license technologies or products.

Merger Agreement with Abbott Laboratories

     On June 21, 1999, Abbott and ALZA announced that the companies entered into a merger agreement. Under the terms of the merger agreement, Abbott would acquire all of ALZA's outstanding stock in a tax free, stock-for-stock transaction. ALZA's stockholders would receive 1.2 shares of Abbott common stock for each share of ALZA common stock held on the record date. The merger was approved by ALZA's stockholders on September 21, 1999. Closing of the transaction is subject to approval of the FTC, which has required divestiture of United States rights to ALZA's Viadur product. On November 2, 1999 Abbott announced that it had reached an agreement with the FDA to a consent decree involving Abbott's diagnostics manufacturing operations in Lake County, Illinois. ALZA is analyzing information relating to the consent decree and its implications. In addition, several purported class action lawsuits have been filed on behalf of stockholders of ALZA, alleging that the proxy statement distributed in connection with the merger did not include material information regarding regulatory compliance problems at an Abbott diagnostic manufacturing facilities. The plaintiffs in this litigation have filed a motion for a preliminary injunction to enjoin the closing of the merger until additional disclosure is made. Abbott and ALZA have informed the plaintiffs in such lawsuits that Abbott and ALZA will not close the proposed merger before December 30, 1999, absent a new vote of the ALZA stockholders. See "Legal Proceedings" in Part II,
Item 1.

Year 2000

    ALZA is reliant upon its computer systems and applications, including scientific and manufacturing equipment containing computer-related components, to conduct its business. Key internal systems and applications include manufacturing production management, raw materials supply, inventory control, research and development activities and project management, documentation, marketing and financial systems. The majority of ALZA's significant internal systems, including financial and accounting systems, have been tested and found to be Year 2000 compliant. The Year 2000 ("Y2K") testing of all critical systems are near completion and, to date, no Y2K related issues
have been discovered.   Y2K testing and any related issues are
expected to be resolved with respect to all systems critical to ALZA's business prior to the end of 1999.

    In addition to its internal systems, ALZA is also reliant upon the capabilities of the computer systems of its distributors, customers, vendors, banks, and government agencies. ALZA has initiated communications with third parties with whom it has material direct business relationships in order to determine their level of Y2K compliance and to identify contingency plans, where necessary. ALZA has received responses from certain third parties, indicating that they are or expect to be Y2K compliant by the end of 1999, and for those third parties that have not yet responded ALZA has developed contingency plans.


    Y2K costs incurred to date have not been material. Total costs to modify ALZA's systems for Y2K compliance are expected to be less than $2.0 million. Such costs do not include normal system upgrades and replacements, and the actual financial impact could exceed this estimate.

    If ALZA is unable to bring its systems into compliance in the expected timeframe, any noncompliance could have a material impact on ALZA's operations, and could result in delays or failures in manufacturing, research and development and similar activities. The extent of such impact cannot presently be determined. ALZA may also experience delays or failures in manufacturing, distribution, order entry, order processing, product shipping and distribution, invoicing, payment, or similar normal business activities, if certain third party distributors, customers, vendors and banks are not Y2K compliant. In addition, ALZA may experience some delay in obtaining approvals to market ALZA products from government agencies if government computer systems are not Y2K compliant. There can be no assurance that third parties' failure to ensure Y2K compliance would not have an adverse impact on ALZA's financial condition or results of operations.

    ALZA has developed specific contingency plans intended to mitigate the effects of potential Y2K disruptions, including the effects of operational problems and costs that may result from a failure of ALZA and certain third parties to complete efforts necessary to achieve Y2K compliance on a timely basis or from abnormal buying patterns in anticipation of Y2K. Specific contingency plans include increasing inventory of raw materials and finished goods, as well as qualifying secondary sources of certain goods and services. There can be no assurance that ALZA will be able to implement contingency plans to adequately address all issues that may arise in the year 2000 that could have a material adverse impact on ALZA's financial condition or results of operations


Item 3. Quantitative and Qualitative Disclosures about Market
Risk

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

     ALZA is exposed to equity price risks on the marketable portion of equity securities included in its portfolio of investments entered into to further its business and strategic objectives. These investments are generally in small capitalization stocks in the pharmaceutical and biotechnology industry sector, in companies with which ALZA has research and development or product agreements. ALZA typically does not attempt to reduce or eliminate its market exposure on these securities. A 20% adverse change in equity prices would result in an approximate $4 million decrease in ALZA'S available-for-sale securities, based upon a sensitivity analysis performed on ALZA's financial position at September 30, 1999. However, actual results may differ materially.


PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings

     Product liability suits have been filed against Janssen and ALZA from time to time relating to the Duragesic product.
Janssen is managing the defense of these suits in consultation with ALZA under an agreement between the parties.

     Historically, the cost of resolution of product liability claims against ALZA has not been significant, and ALZA is not aware of any asserted or unasserted product liability claims pending against it, including the suits mentioned above, the resolution of which would have a material adverse impact on the operations or financial position of ALZA.

     Pursuant to a Remedial Action Order No. HSA 88/89-016 issued by the California Department of Toxic Substances Control ("DTSC"), ALZA has been named as one of a number of potentially responsible parties in connection with the cleanup and environmental remediation of the Hillview-Porter Regional Site Project in Palo Alto. The purpose of the DTSC action is, in part, to apportion responsibility for cleanup costs among the parties involved. Cleanup costs for the entire region have been estimated at approximately $16 million. ALZA believes that it did not discharge any of the chemicals of concern at the site in question. ALZA has entered into a settlement agreement with the party that has performed the cleanup remediation. The settlement did not have a material impact to ALZA's financial position or operating results.

     On June 22, 1999, a purported class action lawsuit was filed in the Superior Court of the State of California, County of Santa Clara, against ALZA and all of the current members of its Board of Directors. The action was captioned Lisa Fruchter v. ALZA Corporation, et al., No. CV 782725 (Santa Clara County, California, Superior Court) and alleged that ALZA and its directors breached fiduciary duties owed to ALZA's stockholders when they permitted ALZA to enter into the Merger Agreement with Abbott. In general, the complaint alleged that the exchange ratio under the Merger Agreement was inadequate and further alleged that ALZA's board of directors had an obligation to place ALZA up for auction when it entered into the Merger Agreement. The action sought both an injunction to prevent the merger and damages in the event that the merger is completed. On
September 20, 1999 the plaintiffs agreed to dismiss this suit without any liability for ALZA.

     On October 7, 1999 a purported class action lawsuit was filed in the U.S. District Court for the Northern District of Illinois, against ALZA, Abbott, and each of their chief executive officers. The action was captioned Gayle Stahl v. Abbott Laboratories, ALZA Corporation et al., No. 99 C 6584. Three additional similar complaints were filed, and the complaints have been consolidated into one suit captioned In re Abbott-ALZA Merger Litigation, No. 99 C 6584. The complaints allege that the proxy materials distributed to ALZA stockholders in connection with the merger did not include material information regarding regulatory compliance problems at Abbott diagnostic manufacturing facilities. The action seeks to enjoin the merger and seeks unspecified damages. On October 15, 1999, plaintiffs filed a motion for preliminary injunction to enjoin the merger until further disclosure has been provided to ALZA stockholders.
Abbott and ALZA have informed the plaintiffs in such lawsuits that Abbott and ALZA will not close the proposed merger before December 30, 1999, absent a new vote of the ALZA stockholders. ALZA is continuing to evaluate the claims brought and issues raised by this litigation.

Item 4. Submission of Matters to a Vote of Security Holders

   (a) A special meeting of the stockholders of ALZA was held on September 21, 1999.

   (b) A total of 75,099,432 shares were represented at the special meeting. Stockholders approved a proposal to approve the merger agreement between ALZA and Abbott entered into on June 21, 1999. There were 74,181,482 votes in favor, 629,165 votes against and 288,785 abstentions.


Item 6. Exhibits and Reports on Form 8-K

   (a) Exhibits:

        27   Financial Data Schedule

(b) On September 20, 1999 ALZA filed a current report on Form 8-K to announce that the plaintiff in a lawsuit filed as a class action against ALZA and Abbott had agreed to dismiss the action as more fully described in the Press Release filed as Exhibit 99.1

                           SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   ALZA CORPORATION



Date: November 12, 1999      By:            /s/ E. Mario
                                           Dr. Ernest Mario
                                          Chairman and Chief
                                          Executive Officer



Date: November 12, 1999      By:        /s/ Bruce C. Cozadd
                                           Bruce C. Cozadd
                                        Senior Vice President and
                                        Chief Financial Officer

                          EXHIBIT INDEX




Exhibit

27     Financial Data Schedule