Form 10-Q/A
period 1999-06-30
ALZA CORP
filed 2000-03-28
CIK 4310

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-Q/A

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

                        ALZA CORPORATION
                FORM 10-Q/A for the Quarter Ended
                          June 30, 1999


                              INDEX



Part II. Other Information


Item 6. Exhibits and Reports on Form 8-K                     3


Signatures                                                   4


Exhibits

Item 6. Exhibits and Reports on Form 8-K

            (a)    Exhibits:

                   10.1 Form of Amendment to Executive
             Agreement between ALZA Corporation and Certain
             Executive Officers dated as of June 11, 1999.

                           SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   ALZA CORPORATION



Date: March 27, 2000          By:        /s/ Peter D. Staple
                                           Peter D. Staple
                                        Executive Vice President
                                     and Chief Administrative Officer

                            EXHIBIT INDEX




Exhibit


10.1     Form of Amendment to Executive Agreement between
         ALZA Corporation and Certain Executive Officers dated as of June 11, 1999.