Form 10-K405
period 1999-12-31
ALZA CORP
filed 2000-03-29
CIK 4310

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                             FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED
    DECEMBER 31, 1999

                   Commission File Number 1-6247

                          ALZA CORPORATION
      (Exact name of registrant as specified in its charter)

               Delaware                              77-0142070
___________________________________________________________________
(State or other jurisdiction of incorporation     (I.R.S. Employer
 of organization)                                Identification No.)

1900 Charleston Road, P.O. Box 7210, Mountain View, CA 94039-7210
___________________________________________________________________
(Address of principal executive offices)          (Zip Code)

Registrant's telephone number, including area code:  (650) 564-5000

Securities registered pursuant to Section 12(b) of the Act:

                                          Name of each exchange
Title of each class                       on which registered
_________________________________________________________________
Common Stock                              New York Stock Exchange

5 1/4% Liquid Yield Option-trademark-     New York Stock Exchange
  Notes due 2014 (Zero Coupon-Subordinated)

5% Convertible Subordinated Debentures    New York Stock Exchange
   due 2006

Securities registered pursuant to Section 12(g) of the Act:

Warrants (to purchase Common Stock at $65 per share) (such warrants expired on December 31, 1999 and will be deregistered effective
June 25, 2000).

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[X]

     State the aggregate market value of the voting stock held by non-affiliates of the registrant, as of March 17, 2000:
$3,884,576,524.

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of March 17, 2000:

     Title of Class                     Number of Shares
___________________________________________________________________
      Common Stock                         102,481,583

                DOCUMENTS INCORPORATED BY REFERENCE

     Part I, Item 1 (with respect to financial information of operating segments) and Part II, Items 5, 6, 7, 7A and 8 are incorporated by reference to the 1999 Annual Report to Stockholders. Part III, Items 10, 11, 12 and 13 are incorporated by reference to the definitive proxy statement for the registrant's Annual Meeting of Stockholders to be held on May 18, 2000.


             ALZA CORPORATION FORM 10-K ANNUAL REPORT
            FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                           TABLE OF CONTENTS

                                                             Page
Part I.

Item 1. BUSINESS                                                 3

Item 2. PROPERTIES                                              33

Item 3. LEGAL PROCEEDINGS                                       34

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS     35

        EXECUTIVE OFFICERS OF THE REGISTRANT                    36

Part II.

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND
        RELATED STOCKHOLDER MATTERS                             39

Item 6. SELECTED CONSOLIDATED FINANCIAL DATA                    39

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS           39

Item 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES
        ABOUT MARKET RISK                                       39

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA             39

Item 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE                     40

Part III.

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT     40

Item 11. EXECUTIVE COMPENSATION                                 40

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
        AND MANAGEMENT                                          40

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS         40

Part IV.

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
         AND REPORTS ON FORM 8-K                                41

        SIGNATURES                                              47

        EXHIBIT INDEX                                           49


                              PART I

Item 1.   BUSINESS

Notice Concerning Forward-Looking Statements

     Some of the statements made by ALZA Corporation ("ALZA") in this Form 10-K Annual Report are forward-looking in nature, including but not limited to ALZA's sales and marketing plans and expansion, product development activities and plans, potential product approvals and launches, and other statements that are not historical facts. Forward-looking statements include, but are not limited to, statements that are not historical facts, and statements including forms of the words "intend", "believe", "will", "may", "could", "expect", "anticipate", "plan", "possible", and similar terms. The occurrence of the events described, and the achievement of the intended results, are subject to the future occurrence of many events, some or all of which are not predictable or within ALZA's control; therefore, actual results may differ materially from those anticipated in any forward-looking statements. Many risks and uncertainties are inherent in the pharmaceutical industry; others are more specific to ALZA's business. Many of the significant risks related to ALZA's business are described in this Form 10-K Annual Report, including risks associated with introducing and commercializing new pharmaceutical products, the risks inherent in technology and product development, risks relating to clinical development, regulatory clearance to market products and medical acceptance of products, product marketing risks, changes in the health care marketplace, competition, patent and intellectual property matters, regulatory risks and manufacturing issues.

Introduction

     ALZA is a research-based pharmaceutical company with leading drug delivery technologies. ALZA applies its technologies to develop pharmaceutical products with enhanced therapeutic value for its own portfolio and for many of the world's leading pharmaceutical companies. ALZA commercializes products it develops as well as products it acquires from third parties. ALZA is currently focusing its sales and marketing efforts in urology and oncology, and in the year 2000 expects to add central nervous system ("CNS")/pediatric marketing and sales activities.

     ALZA was incorporated under the laws of the State of California on June 11, 1968, and changed its legal domicile from California to Delaware in 1987. ALZA's mailing address is 1900
Charleston Road, P.O. Box 7210, Mountain View, California  94039-
7210.

     Before the 1990s, ALZA's business consisted almost exclusively of product development activities undertaken pursuant to joint development and commercialization agreements with large pharmaceutical companies. Among the ALZA-developed products commercialized to date by client companies under these arrangements are Procardia XL-registered trademark-/Adalat CR-registered trademark- (nifedipine) for the treatment of angina and hypertension, Transderm-Nitro-registered trademark- (nitroglycerin) for the prevention and treatment of angina, NicoDerm-registered trademark- CQ-registered trademark- (nicotine transdermal system) for use as an aid in smoking cessation, and Glucotrol XL-registered trademark- (glipizide) for the treatment of Type II diabetes.

     Beginning in the early 1990s, ALZA began to build its own sales and marketing capabilities, and ALZA has recently expanded these activities through its ALZA Pharmaceuticals division. As of the end of 1999, ALZA Pharmaceuticals was marketing more than a dozen products in the United States.

     Currently, ALZA is a fully integrated commercial pharmaceutical company which operates in two business segments:

          --   ALZA Pharmaceuticals:  In this segment, ALZA
          develops and commercializes products intended for marketing in North America by the ALZA Pharmaceuticals' sales forces, and commercializes these products elsewhere, at the present time, through distributors; and

          --   ALZA Technologies:  In this segment, ALZA develops
          and manufactures products incorporating ALZA's drug delivery technologies for marketing by client companies, as well as by ALZA Pharmaceuticals.

     In March 1999, ALZA acquired SEQUUS Pharmaceuticals, Inc. ("SEQUUS") in a merger that was accounted for by ALZA as a pooling of interests. As a result of the merger, ALZA acquired the Doxil-registered trademark- (doxorubicin HCl liposome injection) product and the STEALTH-registered trademark- liposomal technology, and restated its financial statements to include SEQUUS' financial results. The description of ALZA in this Form 10-K Annual Report is of the combined business.

ALZA Pharmaceuticals

     ALZA Pharmaceuticals commercializes products developed by ALZA and products acquired from third parties. At December 31, 1999, ALZA Pharmaceuticals had an oncology business unit with a specialty United States oncology sales organization and a urology business unit with a sales organization promoting its urology products in the United States to urologists and other specialists, as well as to primary care physicians. In 2000, ALZA expects to begin to build a new CNS/pediatric business unit in anticipation of the approval by the United States Food and Drug Administration ("FDA"), and launch, of Concerta-trademark- (methylphenidate HCl). (See "Disclosed Products in Development for Marketing by ALZA Pharmaceuticals" below.) The business units are supported by ALZA Pharmaceuticals' Health Systems Group which is responsible for establishing and maintaining relationships with private and government payers, reimbursement policy agencies, long-term care providers, physician practice management group networks, distribution and pharmacy providers and patient advocacy groups.

     For financial information about the ALZA Pharmaceuticals operating segment, see "Operating Segments" in ALZA's 1999 Annual
Report and Note 14 of the Notes to ALZA's Financial Statements included in Item 8 of this Form 10-K Annual Report.

     Urology Business Unit

     At the end of 1999, ALZA was marketing 11 urology products. ALZA's urology sales organization calls on urologists and other specialists. Under an agreement with UCB Pharma, Inc. ("UCB Pharma"), UCB Pharma sales professionals are promoting ALZA's Ditropan XL-registered trademark- (oxybutynin chloride) product to primary care physicians. Under an agreement with Innovex, Inc., additional sales professionals are promoting Ditropan XL, the Testoderm-registered trademark- TTS (testosterone) line of products and Mycelex-registered trademark- (clotrimazole) Troche to primary care physicians. ALZA Pharmaceuticals' urology business unit's products are:

          Ditropan XL - On February 1, 1999, ALZA Pharmaceuticals launched Ditropan XL, a once-daily treatment for overactive bladder with symptoms of urge urinary incontinence, urgency and frequency, developed by ALZA with Crescendo Pharmaceuticals Corporation ("Crescendo"). Ditropan XL is the first and only once-daily treatment for overactive bladder approved in the United States. In October 1997, ALZA acquired the exclusive United States rights to the immediate release oral Ditropan product from Hoechst Marion Roussel, Inc., now Aventis S.A. ("Aventis"). In 1998, ALZA acquired the rights to the immediate release Ditropan product in Canada from Aventis and Procter & Gamble Pharmaceuticals, Inc ("P&G"). This product is indicated for the treatment of urge urinary incontinence. As part of these transactions, ALZA also acquired the right to use the Ditropan-registered trademark- trademark in the United States and Canada with other products, including Ditropan XL. In late 1998, ALZA entered into an agreement with Synthelabo (now Sanofi-Synthelabo) under which Sanofi-Synthelabo will market the Ditropan XL product in Europe after obtaining regulatory approval. Regulatory approval for the product is pending in the United Kingdom (as the rappeuteur country for several European countries).

     -- Testoderm TTS Line of Products - ALZA has developed three once-daily transdermal systems for testosterone replacement therapy in males for conditions associated with a deficiency or absence of endogenous testosterone, referred to as the Testoderm TTS line of products. These products include Testoderm and Testoderm with Adhesive, both of which are worn on the scrotum, and Testoderm TTS, which can be worn on the arm, back or upper buttocks. Ferring N.V. markets the Testoderm product in several European countries under a distribution agreement with ALZA.

     --   Elmiron-registered trademark- (pentosan polysulfate
sodium) - In October 1997, ALZA acquired the exclusive rights in the United States and Canada to Elmiron, indicated for the treatment of the pain and discomfort of interstitial cystitis, from IVAX Corporation and its subsidiary, Baker Norton Pharmaceuticals, Inc. (together, "IVAX"). In connection with that transaction, ALZA hired as ALZA employees most of the IVAX personnel involved in promoting the product in the United States and Canada.

     --   Mycelex Troche - ALZA acquired the exclusive United
States rights to this product from Bayer Corporation ("Bayer") in July 1997. Mycelex Troche is an antifungal agent for the localized treatment of oral thrush. Prior to ALZA's acquiring the rights to the product, ALZA Pharmaceuticals promoted the product for Bayer.

     --   PolyCitra-registered trademark- (potassium citrate),
BiCitra-registered trademark- (sodium citrate and citric acid) and Neutra-Phos-registered trademark- (potassium and sodium phospate) - The exclusive rights to these products in the United States and Canada were acquired from IVAX in the same transaction in which the rights to Elmiron were acquired. PolyCitra and BiCitra are used in the treatment of kidney stones, and Neutra-Phos, sold over-the-counter, is a nutritional supplement used to treat phosphorous deficiency. All three products are marketed in the United States; PolyCitra is also marketed by ALZA in Canada.

     --   Urispas-registered trademark- (flavoxate hydrochloride) -
In November 1998, ALZA acquired the United States rights to Urispas from SmithKline Beecham Pharmaceuticals ("SB"). Urispas is a smooth muscle relaxant that counteracts muscle spasms of the urinary tract. The product is used to relieve symptoms associated with urinary incontinence and painful urination.

     --   MacroBID-registered trademark- (nitrofurantoin
monohydrate/macrocrystals) and Macrodantin-registered trademark- (nitrofurantoin macrocrystals) - In October 1998, ALZA licensed the marketing rights to the MacroBID and Macrodantin products in Canada from P&G. The products are antibacterial agents indicated for the treatment of acute uncomplicated urinary tract infections.

     The Ditropan XL product and the Testoderm TTS line of products are manufactured by ALZA Technologies for ALZA Pharmaceuticals.
The other products described above are manufactured by the third parties from which the rights were acquired or by other third party manufacturers. (See "ALZA Technologies - Manufacturing" below.)

     Oncology Business Unit

     At the end of 1999, ALZA Pharmaceuticals' oncology business unit was marketing Doxil and Ethyol-registered trademark-
(amifostine), was promoting Mycelex Troche (described above), and was co-promoting Duragesic-registered trademark- (fentanyl) CII.

     --   Doxil - a liposome formulation of doxorubicin, marketed
in the United States for the treatment of AIDS-related Kaposi's sarcoma in patients with disease that has progressed on prior combination chemotherapy or in patients who are intolerant to such therapy. In June 1999, a supplementary New Drug Application ("sNDA") was approved by the FDA for the marketing of Doxil for the treatment of metastatic ovarian cancer that is refractory to paclitaxel and platinum-based therapy. Affiliates of Schering-Plough Corporation ("SP") distribute the product outside the United States under the trade name Caelyx-trademark-. Caelyx is available internationally for the treatment of AIDS-related Kaposi's sarcoma in many countries including the United Kingdom, Germany, Sweden, Austria, Denmark, Finland and the Netherlands. SP has filed an application in the EU for approval of the product for the ovarian cancer indication.

     --   Ethyol - In April 1996, ALZA Pharmaceuticals began
marketing Ethyol in the United States. Ethyol is a unique cytoprotective agent developed by U.S. Bioscience, Inc., acquired by MedImmune, Inc. ("MedImmune") in late 1999, indicated for the reduction of cumulative renal toxicity associated with repeated administration of the chemotherapeutic drug cisplatin in patients with advanced ovarian or non-small cell lung cancer. In June 1999, the FDA approved an sNDA for the marketing of the product to reduce the incidence of moderate to severe xerostomia in post-surgery patients undergoing radiation therapy for head and neck cancer. MedImmune co-promotes the product with ALZA. ALZA has the right to market the product until April 2002, and will receive residual payments from MedImmune for nine years after the end of ALZA's marketing term.

     --   Duragesic - The oncology business unit also co-promotes
Duragesic, a 72-hour system for management of chronic pain in patients who require continuous opioid analgesia for pain that cannot be controlled by lesser means, marketed by Janssen Pharmaceutica, Inc. (together with its affiliates, "Janssen") under a distribution agreement with ALZA. ALZA developed the product for the ALZA TTS Research Partners, Ltd. (the "TTS Partnership"). ALZA Pharmaceuticals receives fees for its co-promotion activities.

     Duragesic is manufactured by ALZA. Doxil is manufactured by a third party. Ethyol is manufactured by MedImmune. (See "ALZA
Technologies - Manufacturing" below.)

     Other Products

     In addition to the products described above, ALZA Pharmaceuticals markets ALZET-registered trademark- mini-osmotic pumps for laboratory research. ALZET mini-osmotic pumps are implantable, capsule-shaped units that can deliver solutions containing a wide range of agents in laboratory animals at controlled rates for up to four weeks. ALZA also sells Progestasert-registered trademark- (progesterone), an intrauterine implant that provides contraception for one year by releasing the natural hormone progesterone. Amphotec-registered trademark- (amphotericin B) cholesteryl sulfate complex for injection, a lipid-based formulation of amphotericin B, is sold by ALZA
Pharmaceuticals in the United States for the treatment of invasive aspergillosis in patients where renal impairment or unacceptable toxicity precludes the use of amphotericin B deoxycholate in effective doses, and in patients with invasive aspergillosis where prior amphotericin B deoxycholate therapy has failed. The product is marketed as Amphocil-trademark- in many countries outside the United States by various marketing partners.

     Disclosed Products in Development for Marketing by ALZA
     Pharmaceuticals

     ALZA has several products in development with Crescendo. ALZA has an option to license all such products, on a product-by-product basis. (See "Crescendo Pharmaceuticals Corporation" below.) ALZA also has arrangements with other third parties with respect to other products in development that ALZA Pharmaceuticals may market or co-promote in the future. Because of the potential marketing by ALZA Pharmaceuticals, these products are treated as part of the ALZA Pharmaceuticals segment, and the research and development expenses related to Crescendo products, and corresponding research and development revenues from Crescendo, are included in the ALZA Pharmaceuticals segment. Disclosed products in development for potential marketing by ALZA Pharmaceuticals include:

     --   DUROS-registered trademark- leuprolide (Viadur-trademark-
(leuprolide acetate implant)) - The DUROS leuprolide product is a small osmotically-driven implantable system designed to deliver leuprolide continuously for up to 12 months to provide palliative treatment of advanced prostate cancer. The product was approved by the FDA in March 2000. ALZA is currently completing its scale-up activities for the commercial manufacture of the product, for an anticipated launch in late 2000 or early 2001. No regulatory filings have been made outside the United States.

     --   OROS-registered trademark- methylphenidate (Concerta) -
The OROS methylphenidate product is designed as a once-daily treatment for attention deficit disorder/attention deficit hyperactivity disorder ("ADD/ADHD"). The product, developed with Crescendo, is awaiting FDA approval.

     --   E-TRANS-registered trademark- (electrotransport) fentanyl
system - ALZA and Crescendo are developing an E-TRANS fentanyl product for the patient-controlled treatment of acute pain. Until the end of 1999, the product was in development by ALZA for Janssen, and Phase I and II, and some Phase III, clinical studies had been conducted on more than 1,000 patients and healthy volunteers. The clinical studies were put on hold in 1998 as a result of technical issues that ALZA believes have been resolved. At the end of 1999, Janssen determined that it would no longer fund the development program; as a result, ALZA had all rights to the product. In early 2000, Crescendo agreed to fund the continued development of the product, and ALZA plans to commence Phase III clinical trials during 2000.

     ALZA and Crescendo also have in development an E-TRANS fentanyl product for the treatment of chronic and breakthrough pain. Because ALZA and Crescendo are now concentrating on the development of the acute pain product, development of the chronic pain product is being continued on a limited basis. Under an agreement between ALZA and Janssen, Janssen will have an option, until a specified time, to take over funding the continued development of the chronic pain product and to commercialize the product worldwide.

     Product Marketing Risks

     Many of the products described above have been introduced by ALZA Pharmaceuticals during the last few years. Several, such as Ethyol and Elmiron, are relatively new therapies that had no established market at the time of their introduction. Others, such as the Testoderm TTS product line and Ditropan XL, are used for the treatment of conditions that may be underdiagnosed. Ditropan XL and Doxil incorporate drug delivery technologies with proven drug compounds in products that ALZA believes provide improvements in therapy, but market acceptance continues to be critical to the commercial success of these products as compared with the original formulations and competing therapies. There can be no assurance that ALZA Pharmaceuticals will be successful in its marketing and sales efforts for these and other products. There are numerous risks associated with the marketing and sales of pharmaceutical products, including the following:

     --   Commercial Potential - In order to provide added value
and gain medical and commercial acceptance, a product generally must show some performance improvement or other benefit over other products indicated for the same illness or condition. In some cases, these benefits may be difficult to establish.

     --   Competition from Other Products - Many companies have a
commercial presence in urology and/or oncology, and many companies have a commercial presence in the CNS or pediatrics markets which ALZA is planning to enter with the anticipated launch of Concerta. Many competitors have far larger sales forces, and significantly greater resources and experience in marketing pharmaceutical products, than ALZA Pharmaceuticals. In addition, other companies are marketing products that compete directly with the products marketed by ALZA Pharmaceuticals, and may introduce products that offer competitive advantages when compared to products marketed by ALZA Pharmaceuticals.

     --   Availability of Products for In-Licensing and/or
Acquisition - ALZA Pharmaceuticals plans to acquire and/or in-license additional products in the next few years. While ALZA has successfully acquired and in-licensed several products during the past few years, including through the acquisition of SEQUUS, there can be no assurance of continued success in such activities. Other companies are attempting to acquire and in-license products, and acquire other companies, particularly in the oncology field, and ALZA may not be able to acquire or in-license additional products, or acquire companies, on favorable terms.

     --   Pricing and Reimbursement - As pressures for cost
containment increase, particularly in the United States and Canada, there can be no assurance that the prices ALZA Pharmaceuticals can charge for the products it markets will be as favorable as historical pharmaceutical product prices. Reimbursement by payers such as government and managed care organizations has become increasingly important, as has the listing of new products on large formularies, such as those of managed care organizations, pharmaceutical benefit providers and group buying organizations. There can be no assurance that innovative new products such as Ethyol and Elmiron, or drug delivery products such as Testoderm TTS, Doxil, Ditropan XL, Viadur and Concerta, will achieve reimbursement and formulary acceptance that will result in an appropriate return on ALZA's research and development efforts or investment in the acquisition of the products. Failure of one or more products to be included on formulary lists, or to be reimbursed by managed care organizations, could have a negative impact on the profitability of ALZA Pharmaceuticals. In addition, legislative proposals have been made that could mandate large discounts on the prices that pharmaceutical companies can charge for pharmaceutical products for Medicare participants. It is impossible to predict whether any such proposals will become laws or regulations, and what impact their adoption would have on sales by ALZA Pharmaceuticals.

     --   Physician and Patient Acceptance of Products -
Significant efforts will be required to educate physicians and other health care practitioners, as well as patients, concerning some of ALZA Pharmaceuticals' products, in order that the full potential of the products can be realized. Elmiron is used in the treatment of interstitial cystitis, a disease that is often undiagnosed or misdiagnosed. The Testoderm TTS line of products is used to treat testosterone deficiency in men, a condition that is believed to be largely undiagnosed. Doxil is the first commercial product to incorporate the STEALTH liposomal technology. Concerta, currently awaiting FDA approval, is used to treat ADD/ADHD, a disease that can be difficult to diagnose. In addition, there is some controversy associated with the diagnosis and treatment of this disease in the United States. Finally, Viadur, approved by the FDA in March 2000, is the first product incorporating ALZA's DUROS-registered trademark- implant technology. The Viadur product will compete with other forms of therapy and there can be no assurance that doctors and patients will accept the product.

     --   Dependence on Third Party Manufacturers - The products in-
licensed and acquired by ALZA to date (including Doxil) are manufactured by third parties. ALZA Pharmaceuticals is dependent upon those parties' manufacturing capabilities and capacity for supply of those products. A significant interruption in supply of any of these products could impair ALZA's ability to market the product successfully.

     --   Dependence on Third Parties to Assist in Promoting the
Products - ALZA Pharmaceuticals' urology sales force is relatively small compared to the sales forces of many of its competitors.
ALZA Pharmaceuticals is increasing its urology sales presence through a co-promotion arrangement with UCB Pharma for Ditropan XL. The sales representatives from UCB Pharma are not entirely under ALZA Pharmaceuticals' control, and they also promote other products in addition to Ditropan XL.

     --   High Costs of Promotional Activities - With the launch of
Ditropan XL and the new indications for Doxil and Ethyol, ALZA Pharmaceuticals has substantially increased its marketing and promotional activities and therefore the related costs, including the costs of direct-to-consumer advertising, which ALZA Pharmaceuticals had not used in the past. There can be no assurance that the increased activities and costs will result in significantly increased sales of products by ALZA Pharmaceuticals. Additional costs will be incurred in connection with preparation for the launch of Concerta, including establishing a new CNS/pediatric business unit and building a sales force to market the Concerta product. Many of the expenses will be incurred prior to the launch of the product, and there can be no assurance that the product will be a commercial success, or that the investment will be recouped. The same is true for the Viadur product.

     --   Need to Reach International Markets - ALZA
Pharmaceuticals' direct sales and marketing efforts are currently limited to the United States and Canada, which together comprise approximately one-third of the total world market for pharmaceutical products. For products for which ALZA Pharmaceuticals has rights outside the United States and Canada, ALZA Pharmaceuticals will need to expand its direct marketing and promotion activities or enter into arrangements with distributors or marketing partners. There can be no assurance that ALZA Pharmaceuticals will be able to expand successfully or that acceptable distribution or marketing partners can be obtained, or that ALZA Pharmaceuticals' return from its international marketing activities will contribute significantly to ALZA's profits. In connection with its arrangements with distributors outside the United States and Canada, ALZA seeks upfront and milestone payments, as well as payments on sales of the products. There can be no assurance that ALZA will be able to structure advantageous international arrangements for the commercialization of its products.

ALZA Technologies

     The ALZA Technologies segment of ALZA's business encompasses research and product development for third party clients and ALZA Pharmaceuticals, and regulatory activities for products incorporating ALZA's proprietary drug delivery technologies and/or technologies licensed from third parties. The ALZA Technologies segment also includes the manufacturing by ALZA and others of products incorporating ALZA's drug delivery technologies that are marketed by ALZA Pharmaceuticals and by pharmaceutical company clients.

     ALZA was the pioneer, and is a recognized leader, in the development of innovative drug delivery technologies. ALZA's therapeutic systems are designed to provide controlled, predetermined rates of drug administration. By administering drugs in preset patterns and by alternative routes, ALZA's advanced dosage forms, called therapeutic systems, can add to the medical and economic value of drug therapies by minimizing their unpleasant or harmful side effects, optimizing their beneficial actions, simplifying drug therapy, increasing patient compliance, and in some cases improving the patient's quality of life. ALZA's osmotic and D-TRANS-registered trademark- (passive transdermal) drug delivery systems have been incorporated into more than two dozen products currently marketed in many countries of the world. ALZA Technologies develops products (such as Procardia XL, Glucotrol XL and Duragesic) incorporating ALZA's proprietary technologies that are marketed by other companies, and products (such as Ditropan XL and the Testoderm TTS line of products) that are marketed by ALZA Pharmaceuticals.

     For financial information about the ALZA Technologies operating segment, see "Operating Segments" in ALZA's 1999 Annual
Report and Note 14 of the Notes to ALZA's Financial Statements included in Item 8 of this Form 10-K Annual Report.

     Technologies Developed by ALZA Technologies

     --   OROS Osmotic Technology.  ALZA Technologies has developed
several therapeutic systems for oral administration. ALZA's OROS systems include the push-pull, push-stick and elementary osmotic pump systems. OROS products resemble conventional tablets or capsules in appearance, but use an osmotic mechanism to provide pre-programmed, controlled drug delivery to the gastrointestinal tract.
An OROS product comprises a polymer membrane with one or more laser-drilled holes surrounding a core containing the drug or drugs, with or without osmotic or other agents. Water from the gastrointestinal tract diffuses through the membrane at a controlled rate into the drug core, causing the drug to be released in solution or suspension at a predetermined controlled rate out of the laser-drilled hole(s). OROS systems are well suited for delivering drug compounds throughout the gastrointestinal tract in programmed delivery for local treatment or systemic absorption. The OROS technology incorporated in the Concerta product is a tri-layer capsule-shaped OROS formulation that delivers the drug methylphenidate in a unique ascending pattern of delivery.

    ALZA is also developing a liquid OROS system designed for the delivery of emulsions or microparticulate suspensions of highly insoluble drugs or polypeptides. One liquid OROS design involves coating a gelatin capsule (which contains the liquid formulation) with multiple layers, including an osmotic agent and a rate controlling membrane. As with standard OROS systems, a hole is drilled through the rate-controlling membrane to permit the release of drug.

     --   D-TRANS (Passive Transdermal) Technology.  ALZA's D-TRANS
transdermal therapeutic systems provide for the controlled delivery of drugs directly into the bloodstream through intact skin. Transdermal systems are well suited for the delivery of potent drugs that are poorly absorbed and/or extensively metabolized when administered orally. ALZA's D-TRANS products are thin, multilayer systems, in the form of small adhesive patches, that combine a drug reservoir with a polymer membrane or other mechanism to control drug release to the surface of intact skin, and then through the skin into the bloodstream.

     --   E-TRANS (Electrotransport) Technology.  ALZA's E-TRANS
electrotransport systems are designed to deliver drugs across intact skin through the use of an electrical potential gradient. E-TRANS systems are small, easy-to-apply delivery systems consisting of an adhesive, a drug reservoir, electrodes and a power source/controller. The systems are designed to deliver potent therapeutic agents through the skin, and can be designed for patterned or on-demand delivery.

     --   Macroflux-trademark- Technology.  ALZA is conducting
research on a skin interface technology designed to increase drug transport across the skin and enable delivery of larger molecular weight compounds, including proteins, peptides and vaccines. This new technology, which uses an array of micro-projections to painlessly open channels for drug transport in the outermost layer of the skin, may be used alone or may be used to enhance ALZA's D-TRANS and E-TRANS technologies.

     --   DUROS Implant Technology.  ALZA's DUROS human implant
technology is designed to enable the delivery of therapeutic agents, including potent small molecules, peptides, proteins, DNA and other biactive macromolecules for periods of one month to one year. DUROS systems use an osmotic engine approach, similar to that used in OROS systems. Products incorporating DUROS implant technology have the potential to deliver drugs to subcutaneous sites for systemic therapy or to specific tissues. The Viadur product is expected to be the first DUROS product to reach the market. ALZA licensed certain uses of its DUROS technology to Durect Therapeutics Corporation ("Durect") for the development of DUROS products in five specified fields, primarily involving site-specific drug delivery. Durect has an agreement with ALZA under which ALZA Technologies may perform research and development of such products for Durect.

     --   DEPOT Injection Technology.  ALZA's DEPOT bioerodible
polymer injection technology, which is in preclinical development, is designed as a platform to deliver therapeutic agents over a period of up to one month. The bioerodible DEPOT gel has been demonstrated, when injected into the subcutaneous tissue of animals, to deliver therapeutic agents with little or no drug burst upon injection.

     --   STEALTH-registered trademark- Liposomal Technology.  The
STEALTH liposomal delivery technology is used in the Doxil product. Liposomes are microscopic lipid spheres used to encapsulate and deliver medications to areas of disease within the body. STEALTH liposomes are designed to stay in the blood circulation for extended periods of time after intravenous administration. The prolonged circulation time enables the liposomes and their pharmaceutical contents to concentrate in diseased tissues such as tumors, and sites of local inflammation and infection. This site-specific delivery may result in increased efficacy and reduced toxicity for many potent medications. Therapeutic agents that may be able to be delivered by STEALTH technology include small molecules, proteins and peptides, oligonucleotides and gene therapy vectors.

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

     Technology Development Risks

     --   Technical Issues - The development of each of ALZA's drug
delivery systems requires many years of research and development activity. ALZA's therapeutic systems can be quite complex, with many different components. There can be no assurance that any particular system will perform in the same manner when used with different therapeutic agents. ALZA generally encounters technical issues in the development of its drug delivery products. Although the issues usually can be solved, they can result in delays in the development of the product.

     --   Special Materials or Components - Often special materials
or components must be fabricated for use in ALZA drug delivery systems, or materials may be used in the systems in a manner different from their customary commercial uses. The quality of materials can be critical to the performance of a drug delivery system, so a reliable source of a consistent supply of materials is important. Materials or components needed by ALZA Technologies may be difficult to obtain on commercially reasonable terms, particularly when relatively small quantities are required, or if the materials or components traditionally have not been used in pharmaceutical products. In addition, companies may be unwilling to supply materials to ALZA for use in pharmaceutical products due to product liability concerns, even in light of the relatively recent enactment of laws limiting such suppliers' exposure to product liability claims.

     --   Manufacturing Processes - For each drug delivery system,
manufacturing processes must be developed in order to produce products on a commercial sale. Often novel manufacturing processes are required for both ALZA and its vendors. There is substantial risk and cost related to the development of these processes, as well as the potential for delays.

     --   Costs of Technology Development - The development of
ALZA's drug delivery systems can cost tens of millions of dollars. Significant amounts must be invested in technology development before the development of a specific product commences. Many years will be required to take a technology from the earliest stages of development to its incorporation in a product that is sold commercially.

     --   Competition - While ALZA was the first company to have
products incorporating its drug delivery technology commercialized, other companies have developed their own drug delivery technologies. Some of the competitors are small companies specializing in drug delivery. Many large pharmaceutical companies also have programs to develop drug delivery products.

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

     Under its arrangements with client companies, ALZA Technologies typically undertakes the initial product development, in which ALZA Technologies performs the system design and formulation work, research and testing necessary to incorporate the drug selected by the client into an ALZA drug delivery system.
ALZA Technologies typically manufactures product for animal and human clinical studies. In some cases, ALZA Technologies performs the required human clinical studies; in other cases, the client takes this responsibility. ALZA Technologies develops manufacturing processes, typically transitioning from laboratory scale, to small scale and sometimes an intermediate pilot scale, and finally to commercial manufacturing scale. Regulatory submissions supporting the conduct of clinical studies and to obtain regulatory approval may be prepared by ALZA Technologies or by the client, as negotiated.

     Under its arrangements with client companies, ALZA retains the rights to, and owns any improvements to, ALZA's technologies. The client obtains the right to commercialize the specific product developed under the arrangement for an agreed-upon time period, and makes payments to ALZA with respect to sales of the product. The client generally does not obtain the right to use ALZA technology except in the specific product covered by the arrangement.

     The products developed by ALZA under these joint development arrangements and currently marketed by client companies incorporate ALZA's D-TRANS and OROS technologies.

     The D-TRANS products developed by ALZA and currently marketed by client companies include:

     --   Catapres-TTS-registered trademark-(clonidine) - A
product applied once-weekly for the treatment of hypertension, marketed by Boehringer Ingelheim Pharmaceuticals, Inc.

     --   Duragesic - A 72-hour transdermal system for management
of severe chronic pain in patients who require continuous opioid analgesia for pain that cannot be controlled by lesser means, marketed by Janssen and co-promoted in the United States by ALZA Pharmaceuticals.

     --   Estraderm-registered trademark- (estradiol) - A product
applied twice weekly for treating certain post-menopausal symptoms and preventing osteoporosis, marketed by Novartis Pharmaceuticals
Corporation ("Novartis").

     --   NicoDerm CQ/Nicoderm-registered trademark-/NiQuitin-
registered trademark- CQ/Nicabate-registered trademark- - A product applied once-daily to the skin to aid in smoking cessation. NicoDerm CQ is marketed for over-the-counter use in the United States by SB as part of a joint venture with Aventis, and Nicoderm/NiQuitin CQ/Nicabate is marketed as a prescription product by Aventis and/or SB in some countries outside the United States. SB has rights to market the product in most other countries of the world, and it has been launched in more than ten countries, including recently in China. Applications for regulatory approval have been filed in several other countries.

     --   Transderm-Nitro - A product applied once-daily for the
prevention and treatment of angina pectoris, marketed by Novartis.

    --    Transderm Scop-registered trademark- (scopolamine) - A
product applied once every three days for prevention of nausea and vomiting associated with motion sickness, marketed by Novartis in the United States and several European countries, and by Recordati Industria Chimica e Farmaceutica SPA in Italy.

     The OROS products developed by ALZA and currently marketed by client companies include:

     --   Cardura XL-registered trademark- (doxazosin mesylate) - A
once-daily product for the treatment of hypertension and benign prostatic hyperplasia, marketed by Pfizer, Inc. ("Pfizer") in Germany, Norway and the Netherlands. Pfizer has worldwide marketing rights to the product.

     --   ColorMark-trademark- Tablets - A tablet designed to
deliver Blue Dye #1 to a variety of enteral nutritional fluids, marketed by the Ross Products division of Abbott Laboratories
("Abbott").

     --   Covera-HS-registered trademark- (verapamil hydrochloride)
- A once-daily controlled-onset-extended release (COER-24-registered trademark-) tablet for the treatment of hypertension and angina pectoris, marketed by G.D. Searle.

     --   DynaCirc CR-registered trademark- (isradipine) - A once-
daily extended release tablet for the treatment of hypertension, marketed by Novartis.

     --   Glucotrol XL - A once-daily treatment for Type II
diabetes, marketed by Pfizer.

     --   Minipress XL-registered trademark-/Alpress-trademark- LP
(prazosin) - A once-daily formulation for the treatment of hypertension, marketed by Pfizer.

     --   Procardia XL/Adalat CR - A once-daily formulation for the
treatment of both angina and hypertension, marketed by Pfizer in the United States and by Bayer outside the United States.

     --   Sudafed-registered trademark- 24 Hour (pseudoephedrine) -
A once-daily dosage form for the treatment of cold and allergy symptoms, marketed by Warner-Lambert Consumer Healthcare ("Warner-Lambert"). The product has been marketed by Warner-Lambert in the United States since early 1998 pursuant to semi-exclusive marketing rights.

     --   Volmax-registered trademark- (albuterol) - A twice-daily
dosage form for the treatment of asthma, marketed by Muro
Pharmaceutical, Inc. (an ASTA Medica Company) in the United States and by Glaxo Holdings p.l.c. outside the United States.

     Other products developed by ALZA and marketed by third parties include the Baxter-registered trademark- Infusor, a lightweight, disposable device for intravenous therapy; and IVOMEC SR-registered trademark- Bolus (ivermectin), a product combining the antiparasitic agent ivermectin with ALZA's ruminal bolus technology which controls internal and external parasites in cattle for an entire grazing season following a single administration. Finally, as a result of patents issued to ALZA, ALZA receives royalties on sales of the following products not developed or marketed by ALZA:
Habitrol-registered trademark- (nicotine transdermal system), Tiazac-registered trademark- (diltiazem hydrochloride) extended release capsules, Teczem-registered trademark- (enalapril maleate/diltiazem maleate) extended release tablets and MUSE-registered trademark- (alprostadil) urethral suppository.

     Disclosed Products in Development by ALZA Technologies with
     Client Companies

     ALZA Technologies has other products in development with client companies. For competitive reasons, ALZA does not disclose all of the products in development at any particular time. At December 31, 1999, disclosed products in development included:

     --   OROS hydromorphone (Dilaudid-registered trademark- CR)-
The OROS hydromorphone product is designed as a once-daily dosage form of the opioid analgesic hydromorphone. ALZA has an agreement with Knoll Pharmaceuticals Company (together with its affiliates, "Knoll") for the development and worldwide commercialization of the product. The New Drug Application ("NDA") for the product was filed by the FDA during the first quarter of 2000.

     --   Additional Transdermal Fentanyl Products - Under an
agreement with Janssen, ALZA Technologies is developing a 12.5 microgram/hour Duragesic product (the Duragesic product is currently sold in 25, 50, 75 and 100 microgram/hour doses). Also under an agreement with Janssen, ALZA is developing a new transdermal fentanyl system which incorporates different ALZA technology from that used in Duragesic.

     --   DUROS Sufentanil - Under arrangements with Durect, ALZA
Technologies is assisting Durect in the development of a DUROS sufentanil product for the treatment of severe chronic pain. The product is in early development.

     In addition to the products described above, ALZA Technologies develops products for marketing by ALZA Pharmaceuticals, such as DUROS leuprolide and OROS methylphenidate. (See "ALZA
Pharmaceuticals - Disclosed Products in Development for Marketing by ALZA Pharmaceuticals" and "Crescendo Pharmaceuticals
Corporation".)

     Product Development Risks

     All pharmaceutical products require extensive technical and clinical activities before an application can be submitted for regulatory approval to market the product. There are many risks inherent in this process, and it should be expected that many of the products for which development is initiated ultimately will not become commercial products. Substantial technical, financial and human resources are required to successfully complete the development of a product.

     --   Product Design - For each new product, the proper
performance characteristics must be defined, and the product must be designed and developed to meet those characteristics. Every product faces significant technological hurdles as it progresses through development, and often one or more of these cannot be overcome. ALZA's DUROS, DEPOT, E-TRANS and Macroflux technologies, as well as some of ALZA's oral technologies and certain design features of ALZA's D-TRANS and STEALTH technologies, are relatively new, and have not yet been incorporated in commercialized products. Technical hurdles are not uncommon in developing products incorporating ALZA technologies, particularly in the first product incorporating a new technology.

     --   Small Scale Manufacturing - Once a product is developed,
it must be manufactured, on a pilot scale, for clinical testing. Small-scale manufacturing can be costly and time-consuming, and must comply with the FDA's regulations concerning current Good Manufacturing Practices. ALZA's drug delivery technologies generally require a series of complex manufacturing steps.

     --   Clinical Studies - Once a product has been successfully
manufactured on a small scale, studies to show clinical safety and efficacy must be undertaken and completed. Clinical studies are costly, and can take many years to complete. There can be no assurance that the desired outcomes will be shown in the clinical studies.

     --   Commercial Scale Manufacturing - Once a product has been
developed, manufactured on a small scale and clinically tested, there are further risks in converting a small scale manufacturing process to commercial scale. Due to the complexity of drug delivery technologies, this conversion can be significantly more costly than for other pharmaceutical products. Sometimes manufacturing processes must be modified in order to achieve successful commercial manufacturing and to obtain a reproducible, robust process. For products incorporating newer ALZA technologies, this commercial manufacturing scale-up can take several years and cost millions of dollars.

     --   Regulatory Risks - Obtaining regulatory clearance to
market a product can take many years, and the process varies from country to country. Pricing and reimbursement approvals are also required in some countries, particularly in Europe. Any delay in the regulatory process could adversely affect the commercial potential of a product. In addition, it is possible to fulfill all NDA submission requirements, but subsequently to fail an FDA pre-approval inspection of the manufacturing facility, which can result in significant delay in obtaining FDA approval to market a product. Some products, such as Ethyol and Doxil, are approved by the FDA on an accelerated basis, and the approval is conditioned upon further clinical testing. The approval can be withdrawn if the testing is not completed in the required time period, or if the clinical results are not acceptable to the FDA.

     Manufacturing

     ALZA Technologies generally manufactures products marketed by ALZA's client companies, and certain products developed by ALZA Technologies for, and marketed by, ALZA Pharmaceuticals. Most of the commercial products are manufactured in ALZA's Vacaville, California commercial manufacturing facility. The Vacaville facility is the sole manufacturing site for several products, although some lower-volume and/or recently introduced products are manufactured in ALZA's Mountain View and Palo Alto, California research and development facilities. These latter facilities were not designed for high volume commercial manufacturing.

     ALZA Technologies generally manufactures its drug delivery products for ALZA's client companies on a cost reimbursement basis, with a small margin over ALZA's costs. As a result, ALZA Technologies' margins on these products are low. ALZA receives royalties from the clients on their sales of the products. (The royalties are not reported as product sales.) ALZA Technologies manufactures products for ALZA Pharmaceuticals for prices negotiated between the two segments, which generally approximate the prices charged by ALZA to third party clients for products using similar technologies.

     The products acquired and in-licensed for marketing by ALZA Pharmaceuticals are manufactured by the third parties from whom ALZA acquired or in-licensed the products, or by other third parties. Generally these products are also manufactured at only one site. A shut-down in one of these facilities, or in ALZA's Vacaville facility, resulting in an interruption in supply of one or more of the ALZA-marketed products, could have an adverse impact on ALZA's financial results.

     Some of the critical materials and components used in ALZA-developed products are sourced from one single supplier. An interruption in supply from a vendor of a key material could significantly delay the manufacturing of one or more ALZA-manufactured products. Because the vendors of key components and materials must be named in the NDA for the relevant product, significant delays can occur if the qualification of a new vendor is required.

     The manufacturing process for pharmaceutical products is highly regulated. Periodic inspections are conducted by the FDA and regulatory agencies from other countries. The FDA's current Good Manufacturing Practices are extensive regulations governing the manufacturing process, stability testing, record-keeping and quality standards. Similar, but not identical, regulations are in effect in other countries. The cost of complying with these regulations is substantial. The United States Drug Enforcement Agency ("DEA") also regulates the handling and storage of "controlled substances" that are used in some of ALZA's products.

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

Crescendo Pharmaceuticals Corporation

     In 1993, ALZA determined to pursue the business of commercialization of products by ALZA, in addition to its business of developing products for commercialization by client companies resulting in payments to ALZA based on sales of the resulting products. To that end, ALZA formed ALZA Pharmaceuticals to commercialize products.

     As part of its strategy to expand its commercialization activities, and in order to decrease ALZA's dependence on client companies, in 1993 ALZA formed Therapeutic Discovery Corporation ("TDC") to develop, with ALZA, a pipeline of products for commercialization by ALZA Pharmaceuticals. The development programs undertaken by TDC and ALZA included Testoderm TTS and Ditropan XL, as well as other products. In the third quarter of 1997, ALZA purchased all of the outstanding shares of TDC.

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

     ALZA and Crescendo have a Technology License Agreement pursuant to which ALZA has granted to Crescendo a worldwide license to use ALZA technology solely to select and develop Crescendo products, to conduct related activities, and to commercialize such products. In exchange for the license to use existing ALZA technology relating to the Initial Products (discussed below), Crescendo pays ALZA a Technology Fee, payable monthly over a period of three years, in the amount of $1 million per month for the first 12 months following the distribution of Crescendo Shares, $667,000 per month for the following 12 months and $333,000 per month (beginning in September 1999) for the next 12 months. The Technology Fee will no longer be payable at such time as fewer than two of the Initial Products are being developed by Crescendo and/or have been licensed by ALZA pursuant to the license option described below. In 1999, Crescendo paid ALZA a total of $6.7 million of Technology Fees.

     ALZA and Crescendo have a Development Agreement pursuant to which ALZA Technologies conducts product development and related activities on behalf of Crescendo under work plans and cost estimates which have been proposed by ALZA and approved by Crescendo. Development Costs are billed to Crescendo on a product-by-product basis under terms consistent with arrangements with other client companies. Crescendo is required to spend all of the funds initially contributed to Crescendo, plus interest earned thereon, less Crescendo's reasonable administrative costs, the Technology Fee paid to ALZA, and reserves of up to $2 million (the "Available Funds"), to conduct activities under the Development Agreement. Under the Development Agreement, Crescendo agreed to fund the development of seven products (the "Initial Products").
As of December 31, 1999, three of the Initial Products, OROS oxybutynin (Ditropan XL), DUROS leuprolide (Viadur) and OROS methylphenidate (Concerta), were in active development, and ALZA had licensed OROS oxybutynin from Crescendo for worldwide marketing. In March 2000, ALZA licensed DUROS leuprolide from Crescendo for worldwide marketing.

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

     Under the License Agreement for each licensed product, a form of which is attached to the License Option Agreement, ALZA will make payments to Crescendo with respect to the licensed product equal to 1% of net sales of the licensed product by ALZA and its sublicensees, distributors and marketing partners, plus an additional 0.1% of such net sales for each full $1 million of development costs of the licensed product that have been paid by Crescendo; provided, however, that such total payments will not exceed 2.5% of net sales in the first four quarters a licensed product is sold in a major market country, and will not exceed 3% for the following two years. In late 1998, ALZA exercised its option to obtain a worldwide license to OROS oxybutynin, and ALZA and Crescendo executed a License Agreement for the product. The product was launched by ALZA in the United States on February 1, 1999 under the trade name Ditropan XL. Under the license agreement for this product, Crescendo received payments equal to 2.5% of net sales the first year. For the next two years, beginning January 1, 2000, Crescendo will receive payments equal to 3.0% of net sales. Thereafter, based on Crescendo's funding of product development to date and anticipated future funding, the payment rate is expected to be approximately 5.5% to 6.5% of net sales.

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

     Pursuant to Crescendo's Restated Certificate of Incorporation, ALZA has the right to purchase all (but not less than all) of the Crescendo Shares (the "Purchase Option"). The Purchase Option will be exercisable by written notice to Crescendo at any time until January 31, 2002, provided that such date will be extended for successive six month periods if, as of any July 31 or January 31 beginning with July 31, 2001, Crescendo has not paid (or accrued expenses for) at least 95% of Available Funds pursuant to the Development Agreement. In any event, the Purchase Option will terminate on the 60th day after Crescendo provides ALZA with a statement that, as of the end of any calendar month, there are less than $2.5 million of Available Funds which have not been expended under the Development Agreement, accompanied by a report of Crescendo's independent auditors. As of December 31, 1999, Crescendo had approximately $80.8 million in Available Funds remaining.

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

     ALZA and Crescendo have entered into a Services Agreement pursuant to which ALZA has agreed to provide Crescendo with administrative services, including accounting and legal services, on a fully-burdened cost reimbursement basis. The Services Agreement originally had a one year term and is renewed automatically for successive one year terms during the term of the Development Agreement unless terminated by Crescendo at any time upon 60 days' written notice.

     Crescendo has a Board of Directors consisting of six persons, none of whom is affiliated with ALZA, and all of whom have extensive experience in different aspects of the pharmaceutical industry. Crescendo's Chairman and Chief Executive Officer is the sole employee of Crescendo. The Crescendo Board of Directors meets frequently, and reviews in detail all of the activities conducted by ALZA under the Development Agreement. The Chief Executive Officer of Crescendo holds regular meetings with the leaders of the ALZA development teams working on Crescendo products and provides advice to them on an ongoing basis, as well as providing regular reports to the Crescendo Board of Directors. Crescendo approves or disapproves all work plans and cost estimates proposed by ALZA for activities with respect to Crescendo products. Crescendo makes the determination as to whether a product will initially be accepted as a product, and the amount of Crescendo funding to be allocated for the development of the product. Work plans are generally approved by Crescendo on a milestone basis - once a milestone is achieved, Crescendo reviews the program and the proposed work plan and cost estimate for the next stage of development to determine whether to continue funding the product.

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

     ALZA performs, or engages subcontractors such as contract manufacturers, clinical investigators, contract research organizations (for clinical studies) and analytical laboratories to perform, the activities under work plans approved by Crescendo. ALZA charges Crescendo for these activities pursuant to a formula set forth in the Development Agreement, which formula is intended to reimburse ALZA for its fully-burdened costs of performing the activities. Amounts paid to third parties are billed to Crescendo at cost, with no mark-up by ALZA. The formula under which ALZA charges Crescendo for activities under the Development Agreement is the same formula used by ALZA Technologies in charging its pharmaceutical company clients under ALZA's product development arrangements with them, and in charging ALZA Pharmaceuticals for product development activities.

     As discussed above, the formation of Crescendo (and previously, TDC) has enabled ALZA to pursue the development of products for commercialization by ALZA more quickly than otherwise would have been possible. Had ALZA not formed Crescendo (or TDC), any research and development activities that ALZA might nonetheless have decided to undertake would have been research and development expenses of ALZA, without corresponding research and development revenues. Under those circumstances, ALZA might have determined not to proceed as rapidly with the development of products for commercialization by ALZA Pharmaceuticals, or could have reduced the number of such products, because of the potentially negative impact on ALZA's operating profits.

Research and Development Revenues and Expenditures

     ALZA had research and development revenue of $120.8 million during 1999, $124.4 million during 1998, and $135.0 million during 1997, from clients with which ALZA has joint product development agreements. These amounts included $90.5 million from Crescendo in 1999, $95.0 million from Crescendo in 1998, and $67.8 million from TDC and $29.7 million from Crescendo in 1997. The payments by TDC and Crescendo were made from funds contributed by ALZA to TDC and Crescendo at the time of their respective formation. Research and development revenue generally represents clients' reimbursement of costs, including a portion of general and administrative expenses. Therefore, product development activities do not contribute significantly to operating results. For research and development revenues by segment, see Note 14 of the Notes to ALZA's Financial Statements included in Item 8 of this Form 10-K Annual Report.

     ALZA spent $123.9 million on customer-sponsored product development activities during 1999 ($113.0 million and $118.9 million in 1998 and 1997, respectively); such amounts exclude reimbursable general and administrative costs. ALZA spent $59.7 million on internal research and development activities during 1999 ($69.8 million in 1998 and $61.7 million in 1997), also excluding allocable general and administrative costs. Research and development costs are expensed as incurred.

International Activities

     Outside the United States and Canada, ALZA has arrangements to market several of its products through distribution arrangements with other companies. Ferring NV currently markets Testoderm in Germany, the United Kingdom and the Netherlands, has rights to market Testoderm with Adhesive and Testoderm TTS in numerous European countries and has submitted applications for regulatory approval to market Testoderm TTS in those countries. ALZA Pharmaceuticals also has distribution agreements with various distributors for many Asian countries (excluding Japan) for Testoderm and Testoderm with Adhesive. ALZA has an agreement with SB for the commercialization by SB of the Nicoderm/NiQuitin CQ transdermal product developed by ALZA in all countries of the world except the United States, Canada and Korea, where Aventis has those rights.

     In 1997, ALZA Pharmaceuticals expanded its sales and marketing activities into Canada when ALZA acquired the United States and Canadian rights to Elmiron, PolyCitra, BiCitra and Neutra-Phos. In 1998, ALZA acquired the Canadian rights to Ditropan, MacroBID and Macrodantin. ALZA International now has approximately 20 employees located in Canada, marketing Elmiron, PolyCitra, Ditropan, MacroBID and Macrodantin. ALZA International is doing business in Canada as ALZA Canada and maintains an office in London.

Governmental Regulation

     Under the United States Food, Drug and Cosmetic Act, "new drugs" must obtain clearance from the FDA before they can be marketed lawfully in the United States. Applications for marketing clearance must be based on extensive clinical and other testing, the cost of which is very substantial. Approvals (sometimes including pricing approvals) are required from health regulatory authorities in foreign countries before marketing of pharmaceutical products may commence in those countries. Requirements for approval may differ from country to country, and can involve additional testing. There can be substantial delays in obtaining required clearances from both the FDA and foreign regulatory authorities after applications are filed. Even after clearances are obtained, further delays may be encountered before the products become commercially available in countries requiring pricing approvals.

     Product development generally involves all of the following steps which are required by the regulatory process:

     --   preclinical development, during which initial laboratory
development and in vitro and in vivo testing takes place;

     --   submission to the FDA of an investigational new drug
application (IND), which must become effective before human clinical studies may begin;

     --   adequate and well-controlled human clinical trials (Phase
I, II and III studies) to establish the safety and efficacy of the product;

     --   submission of an NDA to the FDA (and comparable filings
to regulatory agencies outside the United States) requesting clearance to market the product; and

     --   clearance from the FDA (and foreign regulatory agencies)
must be obtained before the product can be marketed.

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

     The packaging, labeling and advertising of pharmaceutical products are also subject to government regulation. The FDA recommends preclearing advertising materials prior to the launch of a product, and the launch materials for products receiving an accelerated FDA clearance must be precleared by the FDA. With an accelerated FDA clearance (such as was obtained for Doxil and Ethyol), all labeling and advertising must be submitted to the FDA 30 days prior to use, unless the FDA determines otherwise. In addition, the FDA may require that additional clinical studies - Phase IV studies - be completed after clearance to market a product has been granted. ALZA is currently conducting such Phase IV studies for Elmiron. If these studies are not completed, or if the expected outcomes are not achieved, a product could be withdrawn from the market.

Patents and Patent Applications

     As of December 31, 1999, ALZA held approximately 675 United States patents, approximately 250 pending United States patent applications, approximately 2,600 foreign patents and approximately 875 pending foreign patent applications, all relating to its various technologies and products. Patents have been issued, or are expected to be issued, covering both current technologies and products as well as those under development.

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

     In 2003, certain significant ALZA patents are due to expire that relate to ALZA's OROS systems and the Procardia XL product developed by ALZA and marketed by Pfizer (which uses the OROS delivery system). Other forms of sustained release nifedipine using different delivery systems are reported to be in various stages of development by other companies, and several companies have filed Abbreviated New Drug Applications ("ANDAs") with the FDA requesting clearance to market "generic equivalents" of Procardia XL. Pfizer has filed suit against these companies for infringement of patent rights relating to the nifedipine active drug substance in Procardia XL, and has also been involved in litigation with the FDA concerning the ANDAs. In March 2000, Pfizer entered into a settlement agreement with one of the ANDA applicants, Mylan Laboratories, Inc. ("Mylan"), whose ANDA was approved by the FDA. The settlement resolved the litigation pending between the parties, and Mylan announced that it would commercialize a generic version of Procardia XL to be supplied by Pfizer and incorporating ALZA's OROS technology. Under its agreement with Pfizer, ALZA will receive royalties on such products. It is not possible to predict the amount of negative impact on sales of Procardia XL or royalties to ALZA that will result from competition from generic sustained release nifedipine products.

     ALZA Pharmaceuticals commercializes several products it has acquired or in-licensed from third parties. The extent to which such products are protected by patent rights varies significantly from product to product. Ditropan, Mycelex Troche and Urispas have been sold for many years and are not covered by patents. The chemical compounds constituting the active ingredients of Ethyol and Elmiron are not covered by patents. However, patents have issued or are pending relating to significant developments in uses and the formulation of Ethyol, and for certain uses of Elmiron, and for the Ditropan XL, Concerta and Viadur products themselves. ALZA anticipates that additional patents may issue relating to some or all of these products; however, there can be no assurance that any such patent coverage will be obtained, or if obtained will provide significant proprietary protection for the products. For Ditropan XL, Doxil, Concerta and Viadur, while the products themselves are patented, the active ingredient is not covered by patents; as a result, other companies are commercializing products incorporating the same active ingredient in a generic form, and competitors either are commercializing, or may in the future commercialize, the active ingredient in another drug delivery product.

     Although a patent has a statutory presumption of validity in the United States, the issuance of a patent is not conclusive as to such validity or as to the enforceable scope of the claims of the patent. There can be no assurance that patents of ALZA will not be successfully challenged in the future. In some cases, third parties have initiated reexamination by the Patent and Trademark Office of patents issued to ALZA, and have opposed ALZA patents in other jurisdictions. The validity or enforceability of ALZA patents after their issuance have also been challenged in litigation. If the outcome of such litigation is adverse to ALZA, third parties may then be able to use the invention covered by the patent without payment. There can be no assurance that ALZA patents will not be infringed, or successfully avoided through design innovation.

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

Competition

     It can be expected that all or most of the products developed or commercialized by ALZA will face competition from different chemical or other agents intended for treatment of the same indications or from other products incorporating drug delivery technologies. The competition potentially includes all of the pharmaceutical companies in the world. Many of these pharmaceutical companies have greater financial resources, technical staff and manufacturing and marketing capabilities than ALZA. A large number of companies are developing drug delivery technologies. To the extent that ALZA develops or markets products incorporating drugs that are off-patent, or are being developed by multiple companies, ALZA will face competition from other companies developing and marketing similar products.

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

     Competition among pharmaceutical products is generally based on performance characteristics and price. Acceptance by hospitals, physicians and patients is crucial to the success of a product. Health care reimbursement policies of managed care organizations, insurers and government agencies will continue to exert pressure on pricing, and inclusion in formulary listings is critical. Various federal and state agencies have enacted regulations requiring rebates of a portion of the purchase price of many pharmaceutical products, and, in some cases have begun reimbursing the "least costly alternative" therapy for a specific disease state. Cost-effectiveness, although often difficult to measure, is becoming increasingly critical to the commercial success of a new product.

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

     It is expected that the United States Congress will continue to review and consider various proposals that could have the effect of requiring large discounts on the prices that pharmaceutical companies can charge for pharmaceutical products for Medicare participants. A number of states are also considering this type of legislation, or other measures that could secure large discounts for senior citizens. It is not clear whether, or when, any of these proposals may be enacted.

Revenues

     For a description of ALZA's revenues, see the Financial Statements included in Item 8 of this Form 10-K Annual Report; for revenues by segment, see Note 14 to the Financial Statements. ALZA's dependence on certain important customers is discussed in
Note 14 to the Financial Statements.

Payment Terms; Product Returns

     For products marketed by ALZA Pharmaceuticals, payment terms are generally net 30 days. From time to time, ALZA has extended its customary payment terms, for example in the case of a new product introduction or in anticipation of a holiday shutdown. Until late 1999, ALZA Pharmaceuticals generally accepted returns of unopened product at any time for full credit; beginning in September 1999, ALZA conformed its return policy to industry standards. Payments from client companies for products manufactured by ALZA Technologies and shipped to the clients generally are due 30 to 60 days after shipment by ALZA. Such products generally may be returned only if they do not meet the applicable product specifications. ALZA maintains reserves on its financial statements for possible product returns.

Exports

     ALZA's export sales were $42.9 million in 1999, $42.6 million in 1998, and $25.8 million in 1997, principally to distributors and client companies in Europe. For additional information concerning export sales, see Note 14 to ALZA's Financial Statements included in Item 8 of this Form 10-K Annual Report.

Employees

     On December 31, 1999, ALZA had 2,034 employees, of whom approximately 600 were engaged in research and development activities, approximately 500 were engaged in manufacturing activities, approximately 400 were engaged in sales and marketing activities and the remainder were working in general and administrative areas. ALZA does not have any union contracts, and believes that its relations with its employees are generally good.

Acquisition of SEQUUS Pharmaceuticals, Inc.

     On October 5, 1998, ALZA and SEQUUS announced they had entered into a definitive merger agreement for ALZA to acquire SEQUUS, subject to the approval of SEQUUS' stockholders and certain other conditions. On March 16, 1999, the SEQUUS stockholders approved the merger, which became effective on that date. As a result of the merger, SEQUUS stockholders received 0.4 ALZA shares for each share of SEQUUS common stock. ALZA accounted for the transaction as a pooling of interests. The description of ALZA in this Form 10-K Annual Report is of the combined business.

Terminated Merger Agreement with Abbott

     In June 1999, ALZA and Abbott announced a proposed merger under which Abbott would acquire all of the common stock of ALZA, subject to the approval of ALZA's stockholders, compliance with the requirements of the United States Federal Trade Commission ("FTC") and customary closing conditions. Abbott and ALZA were unable to reach agreement with the FTC to satisfy the FTC's requirements for approval of the merger, and on December 16, 1999, ALZA and Abbott announced that the merger would not be completed.


Item 2.   PROPERTIES

     ALZA's corporate offices are located in Mountain View, California, and its primary research and development campuses are in Mountain View and Menlo Park, California, with some facilities in Palo Alto, California. Most of the facilities in Palo Alto are held under prepaid ground leases from Stanford University that expire in approximately 15 to 58 years. One Palo Alto facility is subleased to ALZA. ALZA owns all of its significant Mountain View facilities, except as described below. ALZA also occupies a research facility in Spring Lake Park, Minnesota which is leased from a third party, and ALZA recently determined to close this facility and move its operations to California. ALZA also owns an undeveloped parcel in Minnesota. ALZA's large-scale commercial manufacturing facility, which is owned by ALZA, is located in Vacaville, California. Some smaller scale manufacturing also takes place in the Palo Alto and Mountain View facilities.

     While ALZA believes that its facilities and equipment are sufficient to meet its current operating requirements, in the last few years ALZA has been expanding its facilities and equipment to support its long-term requirements, in particular in Mountain View, California.

     In late 1997, ALZA acquired a 50% interest in a real estate joint venture, formed as a limited liability company, for the development of a 13-acre parcel of land in Mountain View, California. ALZA invested $36.2 million in the joint venture, which has been applied to the construction of three buildings on the parcel. ALZA is also obligated to make improvements to the buildings. The total cost of the buildings and improvements is estimated to be in excess of $150.0 million; approximately $117.8 million had been spent as of December 31, 1999. The joint venture is leasing the buildings to ALZA. The lease payments due on the 13-acre Mountain View parcel, which began in May 1999, are based upon the final square footage of the buildings (approximately 120,000 square feet per building). Those lease payments are currently approximately $625,000 per month for all three buildings for the first year and escalate $0.05 per square foot per year for the remainder of the initial term of the lease. ALZA currently is occupying two of the buildings and a portion of the third building, and is subleasing a portion of the third building. The leases provide for an initial term of 15 years, with options to extend for approximately 20 additional years, and with scheduled annual rent increases during the extended term based upon the Consumer Price Index. ALZA receives 50% of the joint venture's net profits or losses (rent less building depreciation and management fees).

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

     ALZA's properties are not allocated to, or divided between, its operating segments, except that ALZA's Vacaville, California facility is used almost exclusively for activities in the ALZA Technologies segment. Other properties house ALZA personnel from both operating segments, as well as administrative personnel.


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

     Pursuant to a Remedial Action Order No. HSA 88/89-016 issued by the California Department of Toxic Substances Control ("DTSC"), ALZA has been named as one of a number of potentially responsible parties in connection with the cleanup and environmental remediation of the Hillview-Porter Regional Site Project near ALZA's Palo Alto facilities. The purpose of the DTSC action is, in part, to apportion responsibility for cleanup costs among the parties involved. Cleanup costs for the entire region have been estimated at approximately $16 million. ALZA believes that it did not discharge any of the chemicals of concern at the site in question. During 1999 ALZA entered into a settlement agreement relating to the location within this project that had previously been occupied by ALZA, which settlement had no material impact on ALZA's financial condition.

     In June 1999, a purported class action lawsuit entitled Fruchter v. ALZA, et al., was filed against ALZA and its directors in the federal district court in the Northern District of California (CV782725), alleging that ALZA's directors breached fiduciary and other obligations to stockholders in connection with the merger agreement between ALZA and Abbott. The suit was dismissed in September 1999.

     In October 1999, purported class action lawsuits were filed against ALZA, Abbott and certain directors of each company and such suits were consolidated as In re Abbott/ALZA Merger Litigation in the federal court in the Northern District of Illinois (99C6584). The suits alleged that ALZA and Abbott had wrongfully failed to disclose certain regulatory issues regarding Abbott's diagnostic business to ALZA stockholders prior to an ALZA stockholders meeting in September 1999. The suits were dismissed in December 1999. Attorneys representing the plaintiffs in this litigation have petitioned the court for attorneys' fees in connection with their services in this case; ALZA and Abbott have opposed this petition.


Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

               EXECUTIVE OFFICERS OF THE REGISTRANT

                                    Principal Occupations for
     Name                Age           Past Five Years
________________________________________________________________________________
Dr. Ernest Mario         61     Chairman of the Board and Chief Executive
                                Officer of ALZA (since 1993); Chief
                                Executive of Glaxo Holdings, p.l.c., a
                                pharmaceutical company (1989-1993).

James R. Butler          59     Group Vice President- ALZA International
				                            (since January 2000); Group	Vice President
				                            - ALZA Pharmaceuticals (1999); Senior Vice
                                President, Sales and Marketing of ALZA
                               (1997-1999); Vice President, Sales and
                                Marketing of ALZA (1993-1996); Vice President
                                and General Manager of the corporate division
                                of Glaxo, Inc., a pharmaceutical company
                               (1987-1993).

Bruce C. Cozadd          36     Executive Vice President and Chief Operating
                                Officer of ALZA (since January 2000); Senior
                                Vice President and Chief Financial Officer
                               (1997-1999); Vice President and Chief
                                Financial Officer (1994-1996).

Harold Fethe             55     Senior Vice President, Human Resources of ALZA
                               (since 1998); Vice President, Human Resources (1991-1998).

Matthew K. Fust          36     Senior Vice President and Chief Financial
                                Officer of ALZA (since January 2000); Vice
                                President, Finance and Controlle (1998-1999);
                                Executive Director (Accounting and Financial
                                Reporting) (1996-1998); Manager of Strategic
                                Consulting, Andersen Consulting (1991-1996).

Carol A. Gamble          47     Senior Vice President and Chief Corporate
                                Counsel of ALZA (since January 2000); Vice
                                President and Associate General Counsel (1996
                                - 1999); Senior Corporate Attorney (1988-1995).

Dr. Ronald P. Haak       47     Senior Vice President, Technology Development
                                and Principal Scientist - ALZA Technologies
                               (since 1999); Vice President, Technical
                                Development (1994-1998);Executive Director,
                                Electrotransport Products (1991-1993).

Robert M. Myers          36     Senior Vice President, Commercial Development
                                of ALZA (since 1999); Vice President,
                                Commercial Development (1997-1999), Senior
                                Director, Commercial Development (1996-1997);
                                Director, Commercial Development (1995-1996);
                                Director, Development Programs (1994-1995).

Dr. Samuel R. Saks       45     Group Vice President - ALZA Pharmaceuticals
                                (since January 2000); Senior Vice President,
                                Medical Affairs of ALZA (1994-1999);
                                Vice President, Medical Affairs (1992-1994).

Peter D. Staple          48     Executive Vice President, Chief Administra-
                                tive Officer and General Counsel of ALZA
                                (since January 2000); Senior Vice President and General Counsel (1997-1999);Vice
                                President and General Counsel (1994-1996);
                                Vice President and Associate General
                                Counsel of Chiron Corporation, a biotechnol-ogy company (1992-1994).

Daniel N. Swisher, Jr.   36     Senior Vice President, Sales and Marketing of
                                ALZA (since 2000); Vice President, Marketing
                               (1997-1999); Executive Director, New Product
                                Planning (1995-1997); Executive Director,
                                International Pharmaceuticals (1993-1995);
                                Manager, Strategic Planning (1992-1993).

Janne Wissel             44     Senior Vice President, Operations of ALZA
                                (since 1998); Vice President, Regulatory and
                                Quality Management (1995 to 1997); Vice Pres-ident, Quality Management (1994 to 1995);
                                Senior Director, Regulatory Affairs (1993 to 1994).

Dr. James W. Young       55     Group Vice President-ALZA Technologies (since
                                1999); Senior Vice President, Research and
                                Development of ALZA (1997-1999); Senior Vice
                                President, Commercial Developmen (1995-1997);
                                Vice President and Managing Director of ALZA
                                Technology Institute (1995); President,
                                Pharmaceuticals Division, Affymax N.V., a biotechnology company (1992-1995).


                            PART II

Item 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS

     ALZA incorporates by reference the information concerning the market for its common stock and related stockholder matters set forth at page 59 in the Annual Report to Stockholders (the "Annual Report") attached as Exhibit 13 to this Form 10-K Annual Report.

Item 6.   SELECTED CONSOLIDATED FINANCIAL DATA

     ALZA incorporates by reference the selected consolidated financial data set forth at page 59 in the Annual Report.


Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

     ALZA incorporates by reference Management's Discussion and Analysis of Financial Condition and Results of Operations set forth at pages 25 to 37 in the Annual Report.


Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
RISK

     ALZA incorporates by reference Management's Discussion and Analysis of Financial Condition and Results of Operations set forth at pages 25 to 37 in the Annual Report.


Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     ALZA incorporates by reference the consolidated financial statements and notes thereto set forth at pages 38 to 57 in the Annual Report and the Report of Ernst & Young LLP, Independent
Auditors, at page 58 in the Annual Report.


Item 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          Not applicable.

                            PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     ALZA incorporates by reference the information concerning its directors set forth under the heading "Election of Directors" in ALZA's definitive Proxy Statement dated April 14, 2000, for its 2000 Annual Meeting of Stockholders to be held on May 18, 2000 (the "Proxy Statement") and the information under the heading "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement. Information concerning ALZA's executive officers appears at the end of Part I of this Form 10-K Annual Report.


Item 11.  EXECUTIVE COMPENSATION

     ALZA incorporates by reference the information set forth under the headings "Summary Compensation Table", "1999 Option Grants",
"1999 Aggregated Option Exercises and Fiscal Year End Option
Values" and "Certain Executive Agreements" in the Proxy Statement.


Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

     ALZA incorporates by reference the information set forth under the heading "Beneficial Stock Ownership" in the Proxy Statement.


Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     ALZA incorporates by reference the information set forth under the heading "Certain Transactions" in the Proxy Statement.

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

      1.  Consolidated Financial Statements:  (See accompanying
Index to Consolidated Financial Statements).

      2. Consolidated Financial Statement Schedule: (See accompanying Index to Consolidated Financial Statement Schedule).

      3.  Exhibits:

                3.1  Restated Certificate of Incorporation of
                ALZA Corporation filed with the Delaware Secretary of State on February 14, 1994(1)

                3.2 Composite Bylaws of ALZA Corporation as restated on February 10, 1994 and amended on August 11, 1994, February 16, 1995, February 15,
                1996, August 13, 1996, February 10, 1998 and March
                17, 1999(2)

                4.1 Indenture dated July 7, 1994 between ALZA
                Corporation and the Chase Manhattan Bank, N.A. as
                Trustee, relating to ALZA's 5 1/4% Liquid Yield
                Option-trademark- Notes(3)

                4.2 Specimen of LYONs-trademark- Certificate
                (included in Exhibit 4.1)

                4.3 Indenture dated April 23, 1996 between ALZA
                Corporation and the Chase Manhattan Bank, N.A., as Trustee, relating to ALZA's 5% Convertible
                Subordinated Debentures(4)

                4.4 Specimen of 5% Convertible Subordinated
                Debenture (included in Exhibit 4.3)

                4.5 Rights Agreement between ALZA Corporation and
                BankBoston, N.A., as Rights Agent(5)

                4.6 Form of Right Certificate (included in
                Exhibit 4.5)

                10.1 Technology License Agreement between ALZA
                Corporation and Crescendo Pharmaceuticals
                Corporation(6)


See footnotes on page 44.

                10.2 Development Agreement between ALZA
                Corporation and Crescendo Pharmaceuticals
                Corporation(6)

                10.3 Amendment No. 1 to Development Agreement between ALZA Corporation and Crescendo
                Pharmaceuticals Corporation

                10.4 Amendment No. 2 to Development Agreement between ALZA Corporation and Crescendo
                Pharmaceuticals Corporation

                10.5 License Option Agreement between ALZA
                Corporation and Crescendo Pharmaceuticals
                Corporation(6)

                10.6 License Agreement between ALZA
                Corporation and Crescendo Pharmaceuticals
                Corporation for OROS-registered trademark-oxybutynin(7)

                10.7 License Agreement between ALZA
                Corporation and Crescendo Pharmaceuticals
                Corporation for DUROS-registered trademark-leuprolide

                10.8 Restated Certificate of Incorporation of
                Crescendo Pharmaceuticals Corporation(6)

                10.9 Amended and Restated Executive Deferral
                Plan II(8)*

                10.10 Executive Deferral Plan II for
                Chief Executive Officer(9)*

                10.11 Amendment No. 1998-1 to Executive
                Deferral Plan II*

                10.12 Amendment No. 1999-1 to Executive
                Deferral Plan II*

                10.13 Amendment No. 1999-2 to Executive
                Deferral Plan II*

                10.14 ALZA Corporation Amended and
                Restated Stock Plan (as amended through May 6,
                1999)(10)*

                10.15 Amendment No. 1 to ALZA Corporation
                Amended and Restated Stock Plan*

                10.16 Form of Executive Agreement between
                ALZA Corporation and Certain Executive
                Officers(11)*

                10.17 Form of Amendment to Executive
                Agreement between ALZA Corporation and Certain
                Executive Officers(12)*


See footnotes on page 44.

                10.18 Executive Agreement between ALZA
                Corporation and Dr. Ernest Mario(10)*

                10.19 Supplemental ALZA Corporation Retirement Plan*

                10.20 Form of Executive Estate Protection
                Plan Agreement*

                10.21 Form of Executive Estate Protection
                Plan Collateral Agreement*

                10.22 Lease Agreement between ALZA and
                P/A Charleston Road LLC for Building One of
                Charleston Road Development Project (a
                substantially identical lease is in effect for each of two other office buildings)(8)

                10.23 Construction Agreement between ALZA and P/A Charleston Road LLC relating to three office building lease agreements(8)

                10.24 Ground Lease between ALZA and the
                Peery and Arrillaga Trusts relating to a seven-acre parcel in Mountain View(8)

                13 Portions of Annual Report to
                Stockholders incorporated by reference into Annual Report on Form 10-K

                21 Subsidiaries

                23 Consent of Ernst & Young LLP,
                Independent Auditors

                27.1 Financial Data Schedule for the year ended December 31, 1999

See footnotes on page 44.


Footnotes to pages 41 through 43.

(1) Incorporated by reference to ALZA's Form 10-K Annual Report for the year ended December 31, 1993.

(2) Incorporated by reference to ALZA's Form 10-Q Quarterly Report for the quarter ended March 31, 1999.

(3) Incorporated by reference to ALZA's Form 10-Q Quarterly Report for the quarter ended June 30, 1994.

(4)  Incorporated by reference to ALZA's Form S-3 Registration
     Statement (Commission File No. 333-2343) dated April 8, 1996, as amended.

(5) Incorporated by reference to ALZA's Form 8-K Current Report filed December 21, 1999.

(6) Incorporated by reference to ALZA's Form 10-Q Quarterly Report for the quarter ended September 30, 1997.

(7) Incorporated by reference to ALZA's Form 10-K Annual Report for the year ended December 31, 1998.

(8) Incorporated by reference to ALZA's Form 10-K Annual Report for the year ended December 31, 1997.

(9) Incorporated by reference to ALZA's Form 10-Q Quarterly Report for the quarter ended September 30, 1993.

(10) Incorporated by reference to ALZA's Form 10-Q Quarterly Report for the quarter ended June 30, 1999.

(11) Incorporated by reference to ALZA's Form 10-K Annual Report for the year ended December 31, 1995.

(12) Incorporated by reference to ALZA's Form 10-Q/A Quarterly
     Report for the quarter ended June 30, 1999.

*A management contract or compensatory plan or arrangement required to be filed as an Exhibit pursuant to Item 14(c) of Form 10-K.

(b) On November 23, 1999, ALZA filed a Form 8-K disclosing an agreement between ALZA and Abbott Laboratories relating to a new ALZA stockholder vote for the proposed merger between the parties. Such merger was terminated December 16, 1999. On December 21, 1999, ALZA filed a Form 8-K disclosing the adoption of a stockholder rights plan by ALZA's Board of Directors. No financial statements were filed in connection with either such Form 8-K.

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

                                             Page Number
Reference                                    Annual Report  Form
                                             to Stockholders
10-K

Consolidated statement of operations for
the years ended December 31, 1999, 1998,
1997                                               38

Consolidated balance sheet at
December 31, 1999 and 1998                         39

Consolidated statement of stockholders'
equity for the years ended December 31, 1999,
1998 and 1997                                      40

Consolidated statement of cash flows for
the years ended December 31, 1999, 1998
and 1997                                           41

Notes to consolidated financial statements         42

Report of Ernst & Young LLP, Independent           58
Auditors

The following consolidated financial statement schedule of ALZA Corporation is included:

II   -    Consolidated valuation and qualifying
     accounts                                                46

All other schedules have been omitted because the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements, including the notes thereto.


                                                       SCHEDULE II



                             ALZA CORPORATION
              CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
               Years Ended December 31, 1999, 1998 and 1997



             Balance at    Additions    Deductions
             Beginning    Charged to       and       Balance at
              of Year        Income     write-offs   End of Year

(In millions)

Reserves for
 uncollectible
 accounts and sales
 returns and allowances:

 1999            $  3.6       $ 42.2         $ 27.7      $ 18.1

 1998            $  4.6       $  9.3         $ 10.3      $  3.6

 1997            $  2.5       $  6.3         $  4.2      $  4.6




                            SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                       ALZA CORPORATION



                                   By   /s/ Dr. Ernest Mario
                                         Dr. Ernest Mario
                                        Chief Executive Officer







Date:   March 29, 2000




                       POWERS OF ATTORNEY

     KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Dr. Ernest Mario and Matthew K. Fust, jointly and severally, his or her attorneys-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Dr. Ernest Mario                   /s/ Dean O. Morton
Dr. Ernest Mario                       Dean O. Morton
Chairman of the Board of               Director
Directors, Director and Chief          Date: March 29, 2000
Executive Officer
Date:  March 29, 2000


/s/Dr. William R. Brody                /s/Denise M. O'Leary
Dr. William R. Brody                   Denise M. O'Leary
Director                               Director
Date: March 29, 2000                   Date: March 29, 2000


/s/Isaac Stein                         /s/Julian N. Stern
Isaac Stein                            Julian N. Stern
Director                               Director
Date: March 29, 2000                   Date: March 29, 2000


/s/ Dr. Robert J. Glaser               /s/Dr. I. Craig Henderson
Dr. Robert J. Glaser                   Dr. I. Craig Henderson
Director                               Director
Date: March 29, 2000                   Date: March 29, 2000


/s/Matthew K. Fust
Matthew K. Fust
Senior Vice President,
Chief Financial Officer
and Principal Accounting
Officer
Date: March 29, 2000

                            EXHIBIT INDEX


Exhibit

10.3                      Amendment No. 1 to Development
                Agreement between ALZA Corporation and Crescendo
                Pharmaceuticals Corporation

10.4                      Amendment No. 2 to Development
                Agreement between ALZA Corporation and Crescendo
                Pharmaceuticals Corporation

10.7                      License Agreement between ALZA
                Corporation and Crescendo Pharmaceuticals
                Corporation for DUROS-registered trademark-leuprolide

10.11                     Amendment No. 1998-1 to Executive
                Deferral Plan II

10.12                     Amendment No. 1999-1 to Executive
                Deferral Plan II

10.13                     Amendment No. 1999-2 to Executive
                Deferral Plan II

10.15                     Amendment No. 1 to ALZA Corporation
                Amended and Restated Stock Plan

10.19                     Supplemental ALZA Corporation
                Retirement Plan

10.20                     Form of Executive Estate Protection
                Plan Agreement

10.21                     Form of Executive Estate Protection
                Plan Collateral Agreement

13                        Portions of Annual Report to
                Stockholders incorporated by reference into
                Annual Report on Form 10-K

21                        Subsidiaries

23                        Consent of Ernst & Young LLP,
                Independent Auditors

27.1                      Financial Data Schedule for the year
                ended December 31, 1999