Form 10-Q
period 2000-03-31
ALZA CORP
filed 2000-05-12
CIK 4310

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            FORM 10-Q

 (X) Quarterly Report Pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934 for the quarterly period ended March 31, 2000

                               or

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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )



Number of shares outstanding of each of the registrant's classes of common stock as of April 30, 2000:

Common Stock, $.01 par value - 102,633,027 shares


                        ALZA CORPORATION
                 FORM 10-Q for the Quarter Ended
                         March 31, 2000

                              INDEX


Part I. Financial Information


Item 1. Financial Statements

     Condensed Consolidated Statement of Income                 3
     Condensed Consolidated Balance Sheet                       4
     Condensed Consolidated Statement of Cash Flows             5
     Notes to Condensed Consolidated Financial Statements    6-11


Item 2. Management's Discussion and Analysis of
       Financial Condition and Results of Operations        12-24


Item 3. Quantitative and Qualitative Disclosures about
       Market Risk                                             25


Part II. Other Information


Item 1. Legal Proceedings                                      25


Item 6. Exhibits and Reports on Form 8-K                       25


Signatures                                                     26


Exhibits



PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

                        ALZA CORPORATION
   Condensed Consolidated Statement of Operations (unaudited)
             (In millions, except per share amounts)

                                           Quarter Ended
                                             March 31,
                                      2000                1999
                                    ____________________________

Revenues
  Net sales                         $  108.8           $   96.2
  Royalties, fees and other             67.1               58.9
  Research and development              25.4               30.4
                                    ____________________________
     Total revenues                    201.3              185.5

Costs and expenses
  Costs of products shipped             34.7               34.3
  Research and development              44.8               44.1
  Selling, general and administrative   72.0               55.2
  Merger-related expenses                -                 32.6
                                    ____________________________
     Total costs and expenses          151.5              166.2
                                    ____________________________
     Operating income                   49.8               19.3

Interest expense                        15.4               14.9
Interest and other income               (5.4)              (5.0)
                                    ____________________________
     Net interest and other expense     10.0                9.9
                                    ____________________________
Income before income taxes              39.8                9.4

Provision for income taxes              12.3                5.7
                                    ____________________________
Net income                          $   27.5           $    3.7
                                    ============================
Earnings per share
  Basic                             $   0.27           $   0.04
                                    ============================
  Diluted                           $   0.27           $   0.04
                                    ============================
Shares used in per share computation
  Basic                                102.1              100.4
                                    ============================
  Diluted                              103.7              103.2
                                    ============================

                     See accompanying notes.


                        ALZA Corporation
        Condensed Consolidated Balance Sheet (unaudited)
                          (In millions)
                                        March 31,   December 31,
                                           2000         1999
                                       _________________________
ASSETS
Current assets:
  Cash and cash equivalents              $  102.6      $  149.4
  Short-term investments                     63.9          68.0
  Receivables, net                          151.1         125.7
  Inventories at cost:
   Raw materials                             24.8          26.0
   Work in process                           16.9          10.4
   Finished goods                            28.2          32.6
                                        ________________________
     Total inventories                       69.9          69.0
  Prepaid expenses and other
   current assets                            24.2          20.6
                                        ________________________
     Total current assets                   411.7         432.7

Property, plant and equipment               573.4         563.5
Less accumulated depreciation
 and amortization                          (154.9)       (145.7)
                                        ________________________
     Net property, plant and equipment      418.5         417.8

Long-term investments                       380.3         371.7
Deferred product acquisition costs          278.3         283.4
Cash surrender value of life insurance      173.0         148.4
Other assets                                191.1         198.5
                                        ________________________
TOTAL ASSETS                             $1,852.9      $1,852.5
                                        ========================
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                       $   34.5      $   75.9
  Accrued liabilities                        57.8          51.5
  Current portion of long-term debt           7.5           7.5
                                        ________________________
     Total current liabilities               99.8         134.9

5% convertible subordinated debentures      495.5         495.5
5-1/4% zero coupon convertible
 subordinated debentures                    449.5         443.7
Other long-term liabilities                  81.8          86.6

Stockholders' equity:
  Common stock and additional
   paid-in capital                          714.7         706.6
  Accumulated other comprehensive loss       (3.9)         (2.8)
  Retained earnings (accumulated deficit)    15.5         (12.0)
                                        ________________________
     Total stockholders' equity             726.3         691.8
                                        ________________________
TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                   $1,852.9      $1,852.5
                                        ========================

                     See accompanying notes.


                        ALZA CORPORATION
   Condensed Consolidated Statement of Cash Flows (unaudited)
                          (In millions)
                                                       Quarter
                                                       March 31,
                                                    2000       1999
                                                _____________________

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                       $  27.5     $  3.7
Non-cash adjustments to reconcile net income
 to netcash used in operating activities:
  Depreciation and amortization                     13.2        9.6
  Amortization of product acquisition payments       6.1        6.3
  Interest on 5-1/4% zero coupon convertible
   subordinated debentures                           5.8        5.6
  Undistributed income from real estate
   joint venture                                    (1.2)       -
  Changes in current assets:
   Receivables                                     (25.4)     (17.9)
   Inventories                                      (0.9)      (0.8)
   Prepaid expenses and other current assets        (3.0)       -
   Prepaid premiums and increase in cash
     surrender value of life insurance             (24.5)     (23.5)
   Changes in liabilities:
   Accounts payable                                (41.4)     (12.3)
   Accrued liabilities                               6.8       11.8
   Other long-term liabilities                       1.8       (3.4)
   Asset write-down                                  1.9        9.5
                                                _____________________
     Total adjustments                             (60.8)     (15.1)
                                                _____________________
Net cash used in operating activities              (33.3)     (11.4)

CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures                              (11.9)     (15.8)
 Product acquisition payments                       (1.0)     (20.0)
 Purchases of available-for-sale securities         (6.6)     (64.8)
 Sales and maturities of available-for-sale
  securities                                        10.3       66.0
 Other investing activities                         (4.7)      (1.5)
                                                _____________________
Net cash used in investing activities              (13.9)     (36.1)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Issuances of common stock                           6.9       12.3
 Principal repayments of long-term debt, net        (6.5)      (6.5)
Net cash provided by financing activities            0.4        5.8
                                                _____________________
Net decrease in cash and cash equivalents          (46.8)     (41.7)

Cash and cash equivalents at
 beginning of period                               149.4      110.1
                                                _____________________
Cash and cash equivalents at end of period       $ 102.6    $  68.4
                                                =====================

                     See accompanying notes.


ALZA CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited)

NOTE 1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. The information as of March 31, 2000 and for the quarters ended March 31, 2000 and 1999 includes all adjustments (consisting only of normal recurring adjustments) that the management of ALZA Corporation ("ALZA") believes necessary for fair presentation of the results for the periods presented.

     Results for any interim period are not necessarily indicative of results for any future interim period or for the entire year. The accompanying financial statements should be read in conjunction with the financial statements and notes thereto included in ALZA's Annual Report on Form 10-K for the year ended December 31, 1999.

Comprehensive Income

     Total comprehensive income includes net income plus other comprehensive income, which for ALZA primarily comprises net unrealized gains or losses on available-for-sale securities. Total comprehensive income was $26.4 million and $11.6 million for the quarters ended March 31, 2000 and 1999, respectively. Other comprehensive (loss) income was $(1.1) million and $7.9 million for the quarters ended March 31, 2000 and 1999, respectively.

Supplemental Disclosures of Cash Flow Information

Noncash Investing and Financing    Quarter Ended March 31,
  Activities (In millions)            2000        1999
___________________________________________________________

Tax benefit for stock option
  and stock purchase plan            $ 0.7         $ 2.2

Reclassification

     Certain amounts in the prior year's financial statements have been reclassified to conform to the 2000 presentation.

New Accounting Standards

     In July 1999, the Financial Accounting Standards Board ("FASB") announced the delay of the effective date of Statement of Financial Accounting Standards 133, "Accounting for Derivative Instruments and Hedging Activities," ("SFAS 133") for one year, to the first quarter of 2001. SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires companies to recognize all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting under SFAS 133. The impact of SFAS 133 on ALZA's financial position and results of operations is not expected to be material.

     In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 summarizes the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. ALZA is continuing to evaluate SAB 101's potential future impact on ALZA's financial position and results of operations with respect to upfront fees and milestone payments earned by ALZA under distribution agreements, agreements with
client companies and certain other agreements.   It is possible
that under SAB 101, certain of these fees would be required to be deferred and recognized as revenue over future periods rather than immediately on a one-time basis.


NOTE 2. EARNINGS PER SHARE INFORMATION

     Basic earnings per share is calculated by dividing net income by the weighted average common shares outstanding for the period. Diluted earnings per share is calculated by dividing net income, as adjusted, by the weighted average common shares outstanding for the period plus the dilutive effect of stock options, warrants and convertible securities.

     The following table sets forth the computation of ALZA's basic and diluted earnings per share:

                                         Quarter Ended March 31,
(In millions, except per share amounts)    2000          1999
_________________________________________________________________
NUMERATOR:
Basic
  Net income                            $  27.5        $  3.7
=================================================================
Diluted
  Net income                            $  27.5        $  3.7
=================================================================
DENOMINATOR:
Basic
  Weighted average shares                 102.1         100.4
=================================================================
Diluted
  Weighted average shares                 102.4         100.7
  Effect of dilutive securities:
   Employee stock options                   1.3           2.5
   Warrants                                 -             -
_________________________________________________________________
  Weighted average shares and
    assumed conversions                   103.7         103.2
=================================================================

Basic earnings per share                $  0.27       $  0.04
=================================================================

Diluted earnings per share              $  0.27       $  0.04
=================================================================

     Options to purchase 5.3 million shares of common stock and options and warrants to purchase 1.1 million shares of common stock were excluded from the diluted earnings per share calculation for the quarters ended March 31, 2000 and 1999, respectively, because the exercise price of the options (and warrants in 1999) was greater than the average market price of the common shares during the periods, and therefore the effect of including those options and warrants would have been anti-dilutive. Assumed conversions of ALZA's outstanding 5% convertible subordinated debentures due 2006 ("5% Debentures") and 5-1/4% zero coupon convertible subordinated debentures due 2014 ("5-1/4% Debentures") were not included in the diluted earnings per share calculation for the quarters ended March 31, 2000 and 1999 as their inclusion would have been anti-dilutive.


NOTE 3. CRESCENDO PHARMACEUTICALS CORPORATION (RELATED PARTY)

     Under the Development Agreement between ALZA and Crescendo Pharmaceuticals Corporation ("Crescendo"), ALZA recorded product development revenues from Crescendo of $20.1 million for the quarter ended March 31, 2000, compared with $23.2 million for the quarter ended March 31, 1999. ALZA expects that Crescendo will have expended all of its available funds during the second half of 2000.

     Under the Technology License Agreement between ALZA and Crescendo, ALZA recorded technology fee revenues from Crescendo of $1.0 million for the quarter ended March 31, 2000, compared with $2.0 million for the quarter ended March 31, 1999, all in accordance with the terms of the agreement.

     ALZA has an option to acquire an exclusive, royalty-bearing license to each product developed by Crescendo under the Development Agreement. The option is exercisable on a product-by product, country-by-country, basis. In December 1998, ALZA exercised its option to obtain a worldwide license to OROS oxybutynin (marketed in the United States as Ditropan-registered trademark- XL). In consideration of the grant of the license, ALZA paid Crescendo 2.5% of net sales of the product in 1999 and will pay 3% for 2000 and 2001. Thereafter, until 15 years after the date of the first commercial sale of the product, the percentage owed to Crescendo will be based upon development costs paid by Crescendo; based upon current information this rate is expected to be between 5.5% and 6.5%.

     On March 3, 2000, the United States Food and Drug Administration ("FDA") approved DUROS-registered trademark-leuprolide (which ALZA has named Viadur-trademark-) for marketing in the United States. The product is the first FDA-approved product to incorporate ALZA's DUROS-registered trademark- implant technology. Also on March 3, 2000, ALZA exercised its option to obtain a worldwide license to DUROS leuprolide from Crescendo. Under the terms of the license agreement between Crescendo and ALZA, Crescendo will receive payments from ALZA based on
worldwide net sales of the product.   For the first three years
after launch the rates will be 2.5%, 3.0% and 3.0% of net sales, respectively; thereafter the rate is expected to be between 8.5% and 9.0%.


NOTE 4.  MERGER-RELATED AND OTHER CHARGES

     On March 16, 1999, ALZA completed a merger with SEQUUS Pharmaceuticals, Inc. ("SEQUUS") by acquiring all of SEQUUS' outstanding stock in a tax-free, stock-for-stock transaction. As a result of the SEQUUS acquisition, ALZA incurred merger-related costs that consisted of merger transaction costs, exit costs and employee severance costs. Merger transaction costs consisted primarily of fees for investment bankers, attorneys and accountants, filing fees, financial printing costs and other related charges. Exit costs include costs such as cancellation of lease agreements and the write-down of SEQUUS assets that will not be used in continuing operations.
The following table shows the details of the accrual for merger-related costs for the quarter ended March 31, 2000:

                               Merger-             Balance
                               related Utilized/ at March 31,
(In millions)                   costs   Adjusted     2000
_____________________________________________________________
Merger transaction costs      $  13.2   $ 13.1    $   0.1
Exit costs                       14.3     13.1        1.2
Employee severance                5.1      5.1        -
                              _______________________________
Total                         $  32.6   $ 31.3    $   1.3
                              ===============================

     As a result of the activities related to the termination of a merger agreement with Abbott Laboratories, Inc. ("Abbott") during 1999, ALZA incurred $13.4 million in merger-related costs. These costs included merger transaction costs, which consisted primarily of fees for investment bankers, attorneys and accountants, filing fees, financial printing costs, and other merger-related costs. The following table shows the details of the accrual for costs related to the terminated merger through the quarter ended March 31, 2000:

                               Merger-             Balance
                               related            at March 31,
(In millions)                   costs   Utilized     2000
______________________________________________________________
Transaction costs             $   9.8   $  9.4    $   0.4
Other merger-related costs        3.6      3.6        -
                              ________________________________
Total                         $  13.4   $ 13.0    $   0.4
                              ================================

NOTE 5.  SEGMENT REPORTING

     ALZA has two operating segments: ALZA Pharmaceuticals, which includes sales of products directly to the pharmaceutical marketplace, research and development for products marketed by, and potential products to be marketed by, ALZA (including revenues and expenses relating to products under development with Crescendo) and certain co-promotion revenues for products co-promoted by ALZA; and ALZA Technologies, which includes research, development and manufacturing for client companies and ALZA Pharmaceuticals, and royalties and fees resulting from sales by ALZA's client companies of products developed under joint development and commercialization agreements. The "Other" category primarily comprises corporate general and administrative expenses, including finance, legal, human resources, commercial development, executive and other functions not directly attributable (or allocated) to the activities of the operating segments, as well as rental and service fee revenues.

     ALZA evaluates performance and allocates resources based on operating income or loss from operations (before allocation of certain general and administrative expenses, net interest expense, investment gains and losses and income taxes). ALZA does not assess segment performance or allocate resources based on a segment's total assets, and therefore ALZA's assets are not reported by segment. ALZA allocates certain long-lived assets to operating segments for purposes of allocating depreciation and amortization expense. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. ALZA accounts for intersegment sales and development revenues based upon negotiated prices.

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

     For the current year segment presentation certain research and development expenses, previously recorded in the ALZA Technologies segment and charged to ALZA Pharmaceuticals, were moved to the ALZA Pharmaceuticals segment as they were incurred directly by ALZA Pharmaceuticals departments. Under the prior period's segment presentation, intersegment revenues for ALZA Technologies for the quarter ended March 31, 2000 would have been $20.1 million instead of $11.5 million under the current segment presentation. Certain prior year amounts have been reclassified to conform to the current segment presentation. These amounts relate to the cost of sales of in-licensed products marketed by ALZA Pharmaceuticals, which under the current presentation are recorded in ALZA Technologies and sold to ALZA Pharmaceuticals at an intersegment transfer price.

     The following tables contain information about segment operating income (loss) for the quarter ended March 31, 2000 and 1999.
                                       Quarter Ended March 31,
(In millions)                           2000              1999
________________________________________________________________
Revenues from external customers
Net sales
 ALZA Pharmaceuticals                $  79.8            $  67.9
 ALZA Technologies                      29.0               28.3
Royalties, fees and other
 ALZA Pharmaceuticals                    2.4                3.1
 ALZA Technologies                      63.3               55.4
 Other                                   1.4                0.4
Research and development
 ALZA Pharmaceuticals                   20.1               23.2
 ALZA Technologies                       5.3                7.2
                                     ___________________________
 Total                               $ 201.3            $ 185.5
                                     ===========================
Intersegment revenues
Net sales
 ALZA Pharmaceuticals                $   -              $   -
 ALZA Technologies                       9.9                6.8
Research & development
 ALZA Pharmaceuticals                    0.6                -
 ALZA Technologies                      11.5               23.2
                                     ___________________________
 Total                               $  22.0            $  30.0
                                     ===========================

Segment operating income (loss)
 ALZA Pharmaceuticals                $   5.4            $   3.9
 ALZA Technologies                      55.4               54.1
 Other                                 (10.9)             (38.7)
                              						 ___________________________
 Total                               $  49.8            $  19.3
                                     ===========================

 The following table contains a reconciliation of ALZA's income before taxes to that reported by segment in the tables above:

                                       Quarter Ended March 31,
(In millions)                           2000              1999
________________________________________________________________
Income before taxes
Total operating income for
 reportable segments                 $  49.8            $  19.3
Unallocated amounts:
 Interest income                         5.4                5.0
 Interest expense                      (15.4)             (14.9)
                                     ___________________________
Income before income taxes           $  39.8            $   9.4
                                     ===========================


NOTE 6.  SUBSEQUENT EVENTS

     In April 2000, ALZA entered into a commercialization agreement with Bayer Corporation ("Bayer") for Viadur. Under the terms of the agreement, Bayer will have the commercial rights to Viadur in the United States through 2015. ALZA has received an upfront payment, and will receive certain milestone payments. ALZA is also receiving quarterly manufacturing, patent and trademark payments through the third quarter of 2001. Following the launch of Viadur, ALZA will receive royalty payments based on net sales of the product, as well as milestone payments when the product achieves specified sales levels. ALZA will manufacture Viadur for Bayer, for which ALZA will receive a negotiated supply price. ALZA retains the right to buy back the United States commercialization rights at the end of 2008, 2010 or 2012, in exchange for specified payments.

     In April 2000, ALZA sold the ALZET-registered trademark-product line to Durect Therapeutics Corporation ("Durect") in a cash sale. Also in April 2000, ALZA and Durect amended their development and commercialization agreement covering certain specified applications of ALZA's DUROS technology. Under the amended agreement ALZA granted certain ex-U.S. commercialization rights to Durect and made certain other modifications to the development and commercialization agreement in exchange for Durect common stock and warrants.


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

Notice Concerning Forward-Looking Statements

     Some of the statements made in this Form 10-Q are forward-looking in nature, including, without limitation, plans concerning the commercialization of products, statements concerning potential product sales, future costs of products shipped (and gross margins), associated sales and marketing expenses, plans concerning development of products and other statements that are not historical facts. The occurrence of the events described, and the achievement of the intended results, are subject to various risk factors that could cause ALZA's actual results to be materially different than those presented, some or all of which risks are not predictable or within ALZA's control. Many risks and uncertainties are inherent in the pharmaceutical industry; others are more specific to ALZA's business. Many of the significant risks related to ALZA's business are described in ALZA's Annual Report on Form 10-K for the year ended December 31, 1999.


RESULTS OF OPERATIONS


SUMMARY                                  Quarter Ended March 31,
(In millions, except per share amounts)   2000               1999
_________________________________________________________________

Revenues                               $ 201.3            $ 185.5
_________________________________________________________________
Operating income                          49.8               19.3
_________________________________________________________________
Net income                                27.5                3.7
_________________________________________________________________
Diluted earnings per share                0.27               0.04
_________________________________________________________________

     ALZA's net income for the quarter ended March 31, 2000 was $27.5 million or $0.27 per diluted share compared with net income of $3.7 million or $0.04 per diluted share for the quarter ended March 31, 1999. Net income for the quarter ended March 31, 2000 included charges of $3.3 million (net of tax effect of $1.5 million), or $0.03 per diluted share, associated with the consolidation of certain research and development facilities.
Net income for the quarter ended March 31, 1999 included charges related to the SEQUUS merger of $24.8 million (net of tax effect of $7.8 million), or $0.24 per share. Excluding these charges, net income for the quarters ended March 31, 2000 and 1999 were $30.8 million or $0.30 per diluted share and $28.5 million or $0.28 per diluted share, respectively. The increase in net income for the quarter ended March 31, 2000 compared to the same period in 1999 resulted primarily from the following:

     - Net sales increased 13% to $108.8 million for the quarter ended March 31, 2000 from $96.2 million for the quarter ended March 31, 1999. The increase in net sales resulted primarily from a 17% increase in ALZA-marketed products to $79.8 million for the quarter ended March 31, 2000 from $67.9 million for the quarter ended March 31, 1999. Contract manufacturing sales remained relatively constant for the quarter ended March 31, 2000 compared to the quarter ended March 31, 1999.

     - Gross margin increased to 68% for the quarter ended March
       31, 2000, from 64% for the quarter ended March 31, 1999.

     - Royalties, fees and other revenues increased 14% to $67.1 million for the quarter ended March 31, 2000, from $58.9 million for the quarter ended March 31, 1999.

     Substantially offsetting these contributions to net income in for the quarter ended March 31, 2000 were the following:

     - Research and development revenues decreased 16% to $25.4 million for the quarter ended March 31, 2000 from $30.4 million for the quarter ended March 31, 1999.

     - Selling, general and administrative expenses increased 22% to $67.2 million for the quarter ended March 31, 2000, excluding the charges described above, from $55.2 million for the quarter ended March 31, 1999, excluding the charges described above.


OPERATING SEGMENTS

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

     ALZA Technologies conducts research on ALZA's drug delivery technologies and products for ALZA Pharmaceuticals, Crescendo and other pharmaceutical company clients, and manufactures products for sale by ALZA Pharmaceuticals and client companies.

     The "Other" category primarily comprises corporate general and administrative activities and the associated costs related to finance, legal, human resources, commercial development, executive and other functions not directly attributable (or allocated) to the activities of the operating segments, as well as rental and service fee revenues.


OPERATING SEGMENT SUMMARY             Quarter Ended March 31,
(In millions)                          2000              1999
_________________________________________________________________

Revenues
ALZA PHARMACEUTICALS                $ 102.9            $  94.2
ALZA TECHNOLOGIES                     119.0              121.0
OTHER                                   1.4                0.4
_________________________________________________________________
Total segment revenues                223.3              215.6
Intersegment elimination              (22.0)             (30.1)
_________________________________________________________________

     Total revenues                 $ 201.3            $ 185.5
_________________________________________________________________

Operating income (loss)
ALZA PHARMACEUTICALS                $   5.3            $   3.9
ALZA TECHNOLOGIES                      55.4               54.1
OTHER                                 (10.9)(1)          (38.7)(2)
_________________________________________________________________

     Total operating income         $  49.8            $  19.3
_________________________________________________________________
1 For the quarter ended March 31, 2000, the operating loss for Other includes $4.8 million of charges associated with the consolidation of certain research and development facilities. Excluding these charges, operating loss for Other would have been $6.1 million for the quarter ended March 31, 2000.
2 For the quarter ended March 31, 1999, the operating loss for Other includes merger-related expenses of $32.6 million relating to the acquisition of SEQUUS. Excluding these charges, operating loss for Other would have been $6.1 million for the quarter ended March 31, 1999.


ALZA PHARMACEUTICALS

     Operating income increased slightly for the quarter ended March 31, 2000 compared to the quarter ended March 31, 1999, primarily due to a 9% increase in revenues and a 23% decrease in research and development expenses for the quarter ended March 31, 2000 compared to the same period for 1999, respectively. The increase in revenues was primarily due to a 17% increase in net sales of ALZA-marketed products for the quarter ended March 31, 2000 as compared to the same period for 1999, partially offset by a 13% decrease in research and development revenues for the quarter ended March 31, 2000 compared to the same period in 1999. Also offsetting the increase in revenues and decrease in research and development expenses was a 24% increase in sales and marketing expenses for the quarter ended March 31, 2000 compared to the same period for 1999.

ALZA TECHNOLOGIES

     Operating income for the quarter ended March 31, 2000 remained relatively constant compared with operating income for the same period in 1999, primarily due to an increase in revenues from royalties, fees and other being offset by a decline in research and development revenues for the quarter ended March 31, 2000 compared to the same period in 1999.

OTHER

     Operating loss for the quarter ended March 31, 2000 remained constant compared to the same period for 1999, in each period excluding certain charges described above.


                            NET SALES


Net Sales                          	   Quarter Ended March 31,
(Dollars in millions)                   2000            1999
_________________________________________________________________
ALZA PHARMACEUTICALS
  Ditropan-registered trademark- XL  $  32.8         $  22.0
  Ethyol-registered trademark-          13.8             8.6
  Doxil-registered trademark-
    /Caelyx-registered trademark-       13.0            14.3
  Elmiron-registered trademark-          5.0             4.9
  Testoderm-registered trademark-
    TTS line                             4.5             4.5
  Mycelex-registered trademark-
    Troche                               3.6             5.0
  Other                                  7.1             8.6
_________________________________________________________________
  Total                                 79.8            67.9
_________________________________________________________________
ALZA TECHNOLOGIES
Contract manufacturing                  29.0            28.3
Intersegment                             9.9             6.8
___________________________________________________________________

  Total                                 38.9            35.1
___________________________________________________________________
Intersegment eliminations               (9.9)           (6.8)
___________________________________________________________________

Total net sales                      $ 108.8         $  96.2
___________________________________________________________________
Total net sales as a percentage
 of total revenues                      54%             52%
___________________________________________________________________

ALZA PHARMACEUTICALS

     Included in net sales of ALZA Pharmaceuticals are sales of the products marketed directly by ALZA in the United States and Canada, and sales of those products in other countries through distributors (and to a limited extent, direct sales by ALZA of Amphocil-registered trademark- (lipid-based amphotericin B) in the United Kingdom). Net sales of ALZA-marketed products increased 17% for the quarter ended March 31, 2000 compared to the same period in 1999. This increase in ALZA Pharmaceuticals net sales can be primarily attributed to a 49% and 60% increase in sales of Ditropan XL and Ethyol-registered trademark- (amifostine), respectively, for the quarter ended March 31, 2000, compared to the same period in 1999.

     Net sales of ALZA-marketed products can be expected to vary significantly from year to year, particularly in the first years after launch of a new product. Ditropan XL was launched in the first quarter of 1999, and Doxil-registered trademark- (doxorubicin HCl liposome injection), Ethyol, Elmiron-registered trademark- (pentosan polysulfate sodium) and Testoderm-registered trademark- TTS (testosterone) were cleared for marketing during the past few years. In June 1999, the FDA approved new indications for Ethyol and Doxil. Wholesaler stocking patterns, managed care and formulary acceptance, the introduction of competitive products, and acceptance by patients and physicians will also affect future sales of ALZA's products.

ALZA TECHNOLOGIES

     Net sales from contract manufacturing include sales generated from contract manufacturing activities for ALZA's client companies and for ALZA Pharmaceuticals. Net sales from contract manufacturing for the quarter ended March 31, 2000 remained relatively constant compared to the same period for 1999, as ALZA experienced increases in shipments of Nicoderm-registered trademark- and NicoDerm-registered trademark- CQ-registered trademark- (nicotine transdermal system) to Aventis S.A. ("Aventis") and SmithKline Beecham p.l.c.("SB") and Duragesic-registered trademark- (fentanyl) to Janssen Pharmaceutica, Inc. (together with its affiliates, "Janssen"), which were offset by a decline in shipments of Covera-HS-registered trademark- (verapamil hydrochloride) to G.D. Searle & Co and Catapres-TTS-registered trademark- (clonidine) to Boehringer Ingelheim Pharmaceuticals, Inc.

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

                          GROSS MARGIN

                                    Quarter Ended March 31,
Gross Margin                           2000           1999
_________________________________________________________________
ALZA PHARMACEUTICALS(1)                  82%            82%
ALZA TECHNOLOGIES(1)                     30%            22%
_________________________________________________________________
Gross margin(2)                          68%            64%
_________________________________________________________________
(1)  Includes intersegment revenues or expenses.
(2)  After intersegment eliminations.

     The increase in total gross margin for the quarter ended March 31, 2000 compared to the same periods for 1999 was due to a relative increase in shipments of higher-margin products by ALZA Technologies to client companies, as well as an increase in ALZA Pharmaceuticals sales as a percentage of total sales.

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

     ALZA Technologies' gross margin on its contract manufacturing sales is considerably lower than ALZA Pharmaceuticals' gross margin on its sales of ALZA-marketed products. ALZA's client-funded product development agreements generally provide for a supply price that is intended to cover ALZA's costs to manufacture the product plus a small margin. ALZA also generally receives royalties on the clients' sales of the products, which are included in royalties, fees and other revenues. Sales to ALZA Pharmaceuticals are based upon negotiated prices.


               ROYALTIES, FEES AND OTHER REVENUES

     Royalties, fees and other revenues consist largely of royalties paid by client companies on products developed under joint development and commercialization agreements with ALZA and marketed by the companies. Fee revenues consist of upfront, milestone and other one-time, special or infrequent payments made under these joint development agreements, or by distributors who acquire rights to market ALZA products outside the United States and Canada, and co-promotion fees.

Royalties, Fees and Other Revenues    Quarter Ended March 31,
(In millions)                          2000              1999
_________________________________________________________________

ALZA PHARMACEUTICALS                $   2.4            $   3.1
ALZA TECHNOLOGIES                      63.3               55.4
OTHER                                   1.4                0.4
_________________________________________________________________

  Total royalties, fees and
  other revenues                   $  67.1            $  58.9
_________________________________________________________________
Percentage of total revenues          33%                32%
_________________________________________________________________

ALZA PHARMACEUTICALS

     For the quarter ended March 31, 2000, fee revenues for ALZA Pharmaceuticals included technology fees from Crescendo of $1.0 million compared to $2.0 million for the same period in 1999, as provided in the agreements between ALZA and Crescendo. Fee revenues from Crescendo are expected to end in the second half of 2000. In addition, ALZA Pharmaceuticals' royalties, fees and other revenue included co-promotion fee revenues of $1.3 million and $1.2 million for the quarters ended March 31, 2000 and 1999, respectively.

ALZA TECHNOLOGIES

     Royalties, fees and other revenues increased 14% for the quarter ended March 31, 2000 compared to the same period in 1999 primarily due to a milestone fee payment received from Knoll Pharmaceuticals Company ("Knoll") in connection with the acceptance by the FDA of Knoll's New Drug Application ("NDA") for an OROS hydromorphone product developed by ALZA.

     Sales of Procardia XL-registered trademark- (nifedipine), as reported by Pfizer, decreased 22% for the quarter ended March 31, 2000 compared to the same period in 1999. Several companies have filed Abbreviated New Drug Applications ("ANDAs") with the FDA requesting clearance to market generic sustained release nifedipine products which are asserted to be bioequivalent to Procardia XL, and one company has received FDA approval of its ANDA. Pfizer has filed suit against the ANDA applicants for infringement of patent rights relating to the nifedipine active drug substance in Procardia XL. Pfizer also has filed suit against the FDA, challenging the procedural basis for the FDA's approval of the generic products, which utilize a different mechanism of extended release than the OROS technology used in Procardia XL. In March 2000, Pfizer entered into a settlement agreement with Mylan Laboratories Inc. ("Mylan"), the first applicant for a generic version of Procardia XL. The settlement resolved the litigation pending between the parties, and Mylan announced that it would commercialize a generic version of Procardia XL to be supplied by Pfizer and incorporating ALZA's OROS technology. Under its agreement with Pfizer, ALZA will receive royalties on such products. It is not possible to predict the timing and amount of the negative impact on sales of Procardia XL that will result from competition from generic sustained-release nifedipine products.


               RESEARCH AND DEVELOPMENT


     ALZA's research and development revenues generally represent reimbursement of costs, including a portion of general and administrative expenses, by clients (including Crescendo) for the development of products. Therefore, product development activities do not contribute significantly to operating results.

Research and Development Revenues       Quarter Ended March 31,
(In millions)                            2000             1999
_________________________________________________________________
ALZA PHARMACEUTICALS
 Crescendo                            $  20.1          $  23.2
 Intersegment                             0.6              -
_________________________________________________________________
 Total                                   20.7             23.2
_________________________________________________________________
ALZA TECHNOLOGIES
 Other clients                            5.3              7.2
 Intersegment                            11.5             23.2
_________________________________________________________________
 Total                                   16.8             30.4
_________________________________________________________________
Intersegment elimination                (12.1)           (23.2)
_________________________________________________________________
Total research and
 development revenues             		  $  25.4          $  30.4
_________________________________________________________________
Percentage of total revenues             13%              16%
_________________________________________________________________


ALZA PHARMACEUTICALS

     ALZA Pharmaceuticals derives research and development revenues from Crescendo. Revenues from Crescendo are offset by intersegment charges from ALZA Technologies for research and development expenses incurred on behalf of ALZA Pharmaceuticals related to products under development for marketing by ALZA Pharmaceuticals. ALZA expects that Crescendo will expend all its funds available for product development during 2000.

     ALZA has an option to acquire an exclusive, royalty-bearing license to each product developed by Crescendo under the Development Agreement. The option is exercisable on a product-by-product, country-by-country, basis. In December 1998, ALZA exercised its option to obtain a worldwide license to OROS oxybutynin (marketed in the United States as Ditropan XL). Under the terms of the license agreement, ALZA makes payments to Crescendo based upon worldwide sales of the product. In consideration of the grant of the license, ALZA paid Crescendo 2.5% of net sales of the product in 1999 and will pay 3% for 2000 and 2001. Thereafter, until 15 years after the date of the first commercial sale of the product, the percentage of net sales owed to Crescendo will be based upon development costs of the product paid by Crescendo; based upon current information, this rate is expected to be between 5.5% and 6.5%.

     On March 3, 2000, the FDA approved DUROS leuprolide (which ALZA has named Viadur) for marketing in the United States. The product is the first FDA-approved product to incorporate ALZA's DUROS implant technology. Also on March 3, 2000, ALZA exercised its option to obtain a worldwide license to DUROS leuprolide from Crescendo. Under the terms of the license agreement between Crescendo and ALZA, Crescendo will receive payments from ALZA
based on worldwide net sales of the product.   For the first
three years after launch the rates will be 2.5%, 3.0% and 3.0% of net sales, respectively; thereafter the rate is expected to be between 8.5% and 9.0%.

     In April 2000, ALZA entered into a commercialization agreement with Bayer for Viadur. Under the terms of the agreement, Bayer will have the commercial rights to Viadur in the United States through 2015. ALZA has received an upfront payment, and will receive certain milestone payments. ALZA is also receiving quarterly manufacturing, patent and trademark payments through the third quarter of 2001. Following the launch of Viadur, ALZA will receive royalty payments based on net sales of the product, as well as milestone payments when the product achieves specified sales levels. ALZA will manufacture Viadur for Bayer, for which ALZA will receive a negotiated supply price. ALZA retains the right to buy back the United States commercialization rights at the end of 2008, 2010 or 2012, in exchange for specified payments.

ALZA TECHNOLOGIES

     Research and development revenues from other clients decreased 26% for the quarter ended March 31, 2000 compared to the same period in 1999 reflecting a lower level of product development activities under agreements with client companies. Several new technology agreements were signed since the beginning of 2000, which may increase the level of product development activities in some areas. Revenues from product development activities vary from quarter to quarter depending upon the mix of projects underway and the phase of development of each project. The decrease in the intersegment revenues is due to a decline in research and development activities related to Crescendo products as well as the change in the current period's segment presentation for research and development expenses. In the current year segment presentation certain research and development expenses, previously recorded in the ALZA Technologies segment and charged to ALZA Pharmaceuticals, were moved to the ALZA Pharmaceuticals segment as they were incurred directly by ALZA Pharmaceuticals departments. Under the prior period's segment presentation, intersegment revenues for ALZA Technologies for the quarter ended March 31, 2000 would have been $20.1 million instead of $11.5 million under the current segment presentation.


Research and Development Expenses       Quarter Ended March 31,
(In millions)                            2000             1999
_________________________________________________________________
ALZA PHARMACEUTICALS
 Intersegment                       $   11.5           $ 23.2
 Product development expense            13.1              8.7
_________________________________________________________________
     Total ALZA Pharmaceuticals         24.6             31.9
_________________________________________________________________
ALZA TECHNOLOGIES
 Intersegment                            0.6              -
 Product development expense            31.7             35.4
_________________________________________________________________
     Total ALZA Technologies            32.3             35.4
_________________________________________________________________
Intersegment elimination               (12.1)           (23.2)
_________________________________________________________________
Total research and development
 expenses                           $   44.8           $ 44.1
_________________________________________________________________
As a percentage of total revenues       22%              24%
_________________________________________________________________

ALZA PHARMACEUTICALS

     ALZA Pharmaceuticals engages ALZA Technologies to provide research and development services, which are charged under the same formula ALZA charges client companies. Research and development expenses decreased 23% due to a decline in research and development activities related to Crescendo products as well the change in the current period's segment presentation for research and development expenses. In the current year segment presentation certain research and development expenses, previously recorded in the ALZA Technologies segment and charged to ALZA Pharmaceuticals, were moved to the ALZA Pharmaceuticals segment as they were incurred directly by ALZA Pharmaceuticals departments. Under the prior period's segment presentation, intersegment expenses and product development expense for the quarter ended March 31, 2000 would have been $20.1 million and $9.2 million, respectively.

ALZA TECHNOLOGIES

     Research and development expenses decreased 9% for the quarter ended March 31, 2000 compared to same period in 1999, reflecting a decrease in product development activities for ALZA Pharmaceuticals (and Crescendo) and under agreements with client companies. In the current year segment presentation certain research and development expenses, previously recorded in the ALZA Technologies segment and charged to ALZA Pharmaceuticals, were moved to the ALZA Pharmaceuticals segment as they were incurred directly by ALZA Pharmaceuticals departments. Under the prior period's segment presentation, product development expense for the quarter ended March 31, 2000 would have been $35.6 million.


          SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses
                                        Quarter Ended March 31,
 (In millions)                                 2000      1999
_________________________________________________________________
ALZA PHARMACEUTICALS
 Sales and marketing expenses                $ 53.6   $  42.4
_________________________________________________________________
ALZA PHARMACEUTICALS
 Amortization of product
   acquisition payments                         3.8       4.0
ALZA TECHNOLOGIES
Amortization of product
   acquisition payments                         2.3       2.3
_________________________________________________________________
   Total                                        6.1       6.3
_________________________________________________________________
OTHER
 General and administrative expenses           12.3(1)    6.5
_________________________________________________________________
Total selling, general and
   administrative expenses                   $ 72.0   $  55.2
_________________________________________________________________
Total selling, general and administrative
   expenses as a percentage of total revenues   36%       30%
_________________________________________________________________
1 For the quarter ended March 31, 2000, general and administrative expenses for Other includes $4.8 million of charges associated with the consolidation of certain research and development facilities. Excluding these charges, general and administrative expenses for Other would have been $7.5 million for the quarter ended March 31, 2000.

ALZA PHARMACEUTICALS

     Sales and marketing expenses increased 24% for the quarter ended March 31, 2000 compared to the same period in 1999 as a result of the significant increase in sales and marketing expenses for ALZA's expanded product portfolio and commercial organization, as well as the increase in expenses associated with the promotion of Ditropan XL. During the quarter ended March 31, 2000, ALZA increased the size of its urology, primary care and oncology sales forces, and accelerated certain spending in preparation for the anticipated launch of the OROS methylphenidate product under development with Crescendo, which ALZA has named Concerta-registered trademark-.

OTHER

     General and administrative expenses remained relatively constant for the quarter ended March 31, 2000, excluding charges described above, compared to the same period in 1999.


                          NET INTEREST

Net Interest                           Quarter Ended March 31,
(In millions)                          2000               1999
_________________________________________________________________
Interest and other income           $  (5.4)           $  (5.0)
Interest expense                       15.4               14.9
_________________________________________________________________
 Net interest and other expense     $  10.0            $   9.9
_________________________________________________________________

     Interest expense was slightly higher for the three months ended March 31, 2000 compared to the same period for 1999, primarily due to accreted interest on ALZA's outstanding 5-1/4%
Debentures.


Effective Tax Rate

     For the quarter ended March 31, 2000, ALZA's effective income tax rate was 31% compared to 32% for same period in 1999, excluding the tax effect of $7.8 million resulting from merger-related costs of $32.6 million. ALZA currently expects its combined federal and state effective income tax rate in 2000 and 2001 to be approximately 31%. The actual effective income tax rate will depend upon the actual level of earnings, changes in the tax laws, and the amount of investment and research credits available and ALZA's ability to utilize such credits.


                 LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY AND CAPITAL RESOURCES      March 31,        December 31,
(In millions)                           2000               1999
_________________________________________________________________
Working capital                    $   311.9         $    297.8
Cash and investments                   546.8              589.1
Total assets                         1,852.9            1,852.5
Long-term debt                         978.3              979.0
_________________________________________________________________

                                     Three Months ended March 31,
                                        2000               1999
Net cash used in operating
 activities                         $   33.3           $   11.4
Capital expenditures                    11.9               15.8
Product acquisition payments             1.0               20.0
_________________________________________________________________

     Cash flows used in operating activities for the quarter ended March 31, 2000 was $33.3 million compared to $11.4 million for the same period in 1999. The increase in cash flows used in operating activities resulted from a decrease in accounts payable of $41.4 million for the quarter ended March 31, 2000 compared to $12.3 million for the quarter ended March 31, 1999.

     ALZA's capital spending for the quarter ended March 31, 2000 was $11.9 million for additions to facilities and equipment to support its expanding research, development and manufacturing activities, compared to capital spending of $15.8 million for the same period in 1999. Capital expenditures for the remainder of 2000 are expected to decrease compared to 1999 levels as a result of the completion of the development of the Mountain View campus into which ALZA moved during 1999.

      ALZA believes that its existing cash and investment balances are adequate to fund its cash needs for 2000 and beyond. In addition, should the need arise, ALZA believes it would be able to borrow additional funds (although no such borrowing arrangements are in place) or otherwise raise additional capital. ALZA may use its capital to acquire or license technology or products and/or to make strategic investments.

Year 2000

    As a result of ALZA's Year 2000 planning and implementation efforts, ALZA experienced no significant disruptions in mission critical information technology and non-information technology systems and believes those systems successfully responded to the Year 2000 date change. ALZA is not aware of any material problems resulting from Year 2000 issues, either with its products, its internal systems, or the products and services of third parties. ALZA will continue to monitor its mission critical computer applications and those of its suppliers and vendors throughout the year 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly.

Item 3. Quantitative and Qualitative Disclosures about Market
        Risk

     Financial market risks related to changes in interest rates and foreign currency exchange rates are described in Part II,
Item 7A, Quantitative and Qualitative Disclosure About Market Risk, in ALZA's Annual Report on Form 10-K for the year ended December 31, 1999.

     ALZA is exposed to equity price risks on the marketable portion of equity securities included in its portfolio of investments entered into to further its business and strategic objectives. These investments are generally in small capitalization stocks in the pharmaceutical and biotechnology industry sector, in companies with which ALZA has research and development or product agreements. ALZA typically does not attempt to reduce or eliminate its market exposure on these securities. A 20% adverse change in equity prices would result in an approximate $3 million decrease in ALZA'S available-for-sale securities, based upon a sensitivity analysis performed on ALZA's financial position at March 31, 2000. However, actual results may differ materially.


PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings

     Product liability suits have been filed against ALZA from time to time on its products, and a number of suits have been filed against Janssen and ALZA relating to the Duragesic product. Janssen is managing the defense of the Duragesic product suits in consultation with ALZA under an agreement between the parties.

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


                                   ALZA CORPORATION



Date: May 11, 2000            By:            /s/ E. Mario
                                           Dr. Ernest Mario
                                          Chairman and Chief
                                          Executive Officer



Date: May 11, 2000            By:         /s/ Matthew K. Fust
                                           Matthew K. Fust
                                        Senior Vice President and
                                        Chief Financial Officer


                          EXHIBIT INDEX




Exhibit

27     Financial Data Schedule