Form 10-Q
period 2000-06-30
ALZA CORP
filed 2000-08-11
CIK 4310

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            FORM 10-Q

 (X) Quarterly Report Pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934 for the quarterly period ended June 30, 2000

                               or

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

                      1900 Charleston Road
                         P.O. Box 10950
              Mountain View, California 94039-7210
            (Address of principal executive offices)

Registrant's telephone number, including area code (650) 564-5000


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )



Number of shares outstanding of each of the registrant's classes of common stock as of July 31, 2000:

Common Stock, $.01 par value - 105,011,543 shares

                        ALZA CORPORATION
                 FORM 10-Q for the Quarter Ended
                          June 30, 2000

                              INDEX


Part I. Financial Information


Item 1. Financial Statements

     Condensed Consolidated Statement of Operations             3
     Condensed Consolidated Balance Sheet                       4
     Condensed Consolidated Statement of Cash Flows             5
     Notes to Condensed Consolidated Financial Statements    6-13


Item 2. Management's Discussion and Analysis of
       Financial Condition and Results of Operations        14-28


Item 3. Quantitative and Qualitative Disclosures about
       Market Risk                                             28


Part II. Other Information


Item 1. Legal Proceedings                                      29

Item 4. Submission of Matters to a Vote of Security Holders    29

Item 6. Exhibits and Reports on Form 8-K                       30


Signatures                                                     31


Exhibits

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

                        ALZA CORPORATION
   Condensed Consolidated Statement of Operations (unaudited)
             (In millions, except per share amounts)

                          Quarter Ended        Six Months Ended
                             June 30,              June 30,
                          2000       1999         2000       1999
__________________________________________________________________
Revenues:
 Net sales               $134.6     $103.2       $243.4     $199.4
 Royalties, fees
  and other                87.2       54.8        154.3      113.7
 Research and development  32.0       37.2         57.4       67.6
__________________________________________________________________
    Total revenues        253.8      195.2        455.1      380.7


Costs and expenses:
 Costs of products
  shipped                  42.0       40.3         76.7       74.6
 Research and development  47.9       47.8         92.7       91.9
 Selling, general and
  administrative           85.6       60.4        157.6      115.6
 Merger-related expenses    -          -            -         32.6
__________________________________________________________________
    Total costs
      and expenses        175.5      148.5        327.0      314.7
__________________________________________________________________
Operating income           78.3       46.7        128.1       66.0

 Interest expense          15.3       14.8         30.7       29.7
 Interest and other income (7.2)     (18.4)       (12.6)     (23.4)
__________________________________________________________________
    Net interest and other
     (income) expense       8.1       (3.6)        18.1        6.3
__________________________________________________________________
Income before income taxes 70.2       50.3        110.0       59.7
__________________________________________________________________
Provision for income taxes 21.8       16.1         34.1       21.8
__________________________________________________________________
Net income               $ 48.4     $ 34.2       $ 75.9     $ 37.9
==================================================================
Earnings per share

  Basic                  $ 0.47     $ 0.34       $ 0.74     $ 0.38
==================================================================
  Diluted                $ 0.44     $ 0.33       $ 0.72     $ 0.37
==================================================================
Shares used in per share computation

  Basic                   102.8      100.7        102.4      100.5
==================================================================
  Diluted                 130.4      114.9        129.7      102.9
==================================================================
                     See accompanying notes.

                        ALZA CORPORATION
        Condensed Consolidated Balance Sheet (unaudited)
                          (In millions)
                                         June 30,   December 31,
                                           2000         1999
________________________________________________________________
ASSETS
Current assets:
  Cash and cash equivalents              $  183.8      $  149.4
  Short-term investments                     80.1          68.0
  Receivables, net                          166.6         125.7
  Inventories, at cost:
   Raw materials                             19.9          26.0
   Work in process                           17.8          10.4
   Finished goods                            35.1          32.6
                                         ______________________
     Total inventories                       72.8          69.0
  Prepaid expenses and other
   current assets                            20.3          20.6
                                         ______________________
     Total current assets                   523.6         432.7

Property, plant and equipment               575.7         563.5
Less accumulated depreciation
 and amortization                          (160.2)       (145.7)
                                         ______________________
     Net property, plant and equipment      415.5         417.8

Long-term investments                       387.8         381.5
Deferred product acquisition costs          278.3         283.4
Cash surrender value of life insurance      178.8         148.4
Other assets                                195.0         188.7
                                         ______________________
TOTAL ASSETS                             $1,979.0      $1,852.5
                                         =======================
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                       $   45.2      $   75.9
  Accrued liabilities                        64.8          51.5
  Other current liabilities                   7.5           7.5
                                         ______________________
     Total current liabilities              117.5         134.9

5% convertible subordinated debentures      495.4         495.5
5 1/4% zero coupon convertible
 subordinated debentures                    455.3         443.7
Other long-term liabilities                  84.4          86.6

Stockholders' equity:
 Common stock and additional
  paid-in capital                           764.9         706.6
 Accumulated other comprehensive loss        (2.4)         (2.8)
 Retained earnings (accumulated deficit)     63.9         (12.0)
                                         ______________________
     Total stockholders' equity             826.4         691.8
                                         ______________________
TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                   $1,979.0      $1,852.5
                                         =======================
                       See accompanying notes.

                        ALZA CORPORATION
   Condensed Consolidated Statement of Cash Flows (unaudited)
                          (In millions)
                                                  Six Months Ended
                                                      June 30,
                                                   2000       1999
__________________________________________________________________
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                     $  75.9    $  37.9
 Non-cash adjustments to reconcile net income
  to net cash provided by operating activities:
  Depreciation and amortization                    25.3       20.0
  Amortization of product acquisition payments     11.7       12.2
  Interest on 5 1/4% zero coupon convertible
   subordinated debentures                         11.6       11.2
  Undistributed income from real estate
   joint venture                                   (2.2)       -
  Gain on sale of real estate and other
    assets, net                                    (1.9)     (12.5)
  Asset write-down                                  -         10.7
  Changes in current assets:
   Receivables                                    (38.8)     (18.1)
   Inventories                                     (6.9)      (4.6)
   Prepaid expenses and other current assets        -        (15.7)
   Prepaid premiums and increase in cash
    surrender value of life insurance             (30.3)     (28.9)
  Changes in liabilities:
   Accounts payable                               (31.0)      (1.8)
   Accrued liabilities                             25.3        0.4
   Other long-term liabilities                      6.1        1.9
                                                ___________________
     Total adjustments                            (31.1)     (25.2)
                                                ___________________
 Net cash provided by operating activities         44.8       12.7

CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures                             (17.7)     (40.8)
 Proceeds from sale of real estate
  and other assets                                  4.8       20.3
 Product acquisition payments                      (5.8)     (20.0)
 Purchases of available-for-sale securities       (48.4)    (102.5)
 Sales and maturities of available-for-sale
  securities                                       30.9      113.2
 Other investing activities                       (10.3)     (17.2)
                                                ___________________
Net cash used in investing activities             (46.5)     (47.0)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Issuances of common stock                         43.5       20.0
 Principal repayments of long-term debt, net       (7.4)      (3.6)
                                                ___________________
Net cash provided by financing activities           36.1      16.4
                                                ___________________
Net (decrease) increase in
 cash and cash equivalents                          34.4     (17.9)
                                                ___________________
Cash and cash equivalents at
 beginning of period                               149.4     110.1
                                                ___________________
Cash and cash equivalents at end of period       $ 183.8   $  92.2
                                                ===================
                     See accompanying notes.

ALZA CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited)

NOTE 1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. The information as of June 30, 2000 and for the three and six months ended June 30, 2000 and 1999 includes all adjustments (consisting only of normal recurring adjustments) that the management of ALZA Corporation ("ALZA") believes necessary for fair presentation of the results for the periods presented.

     Results for any interim period are not necessarily indicative of results for any future interim period or for the entire year. The accompanying financial statements should be read in conjunction with the financial statements and notes thereto included in ALZA's Annual Report on Form 10-K for the year ended December 31, 1999.

Comprehensive Income

     Total comprehensive income includes net income plus other comprehensive income, which, for ALZA, primarily comprises net unrealized gains or losses on available-for-sale securities. Total comprehensive income was $49.9 million and $27.4 million for the quarters ended June 30, 2000 and 1999, respectively, and $76.3 million and $39.0 million for the six months ended June 30, 2000 and 1999, respectively. Other comprehensive income (loss) was $1.5 million and $(6.8) million for the quarters ended June 30, 2000 and 1999, respectively, and $0.4 million and $1.1 million for the six months ended June 30, 2000 and 1999, respectively.

Supplemental Disclosures of Cash Flow Information

Noncash Investing and Financing             Six months
 Activities (In millions)                 ended June 30,
                                       2000             1999
_______________________________________________________________
Tax benefit for stock option
  and stock purchase plan             $13.6            $ 4.6
Conversion of 5% and 5 1/4% Debentures
  into ALZA common stock                0.1              0.2

Reclassification

     Certain amounts in the prior year's financial statements have been reclassified to conform to the 2000 presentation.
These reclassifications had no impact on previously reported results of operations or stockholder's equity.

New Accounting Standards

     In July 1999, the Financial Accounting Standards Board ("FASB") announced the delay of the effective date of Statement of Financial Accounting Standards 133, "Accounting for Derivative Instruments and Hedging Activities," ("SFAS 133") to the first quarter of 2001. SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires companies to recognize all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting under SFAS 133. The impact of SFAS 133 on ALZA's financial position and results of operations is not expected to be material.

     In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 summarizes the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements, and is required to be implemented by the fourth quarter of 2000. ALZA is evaluating SAB 101's potential future impact on ALZA's financial position and results of operations with respect to upfront fees and milestone payments earned by ALZA under distribution agreements, agreements with client companies and certain other agreements. ALZA continues to recognize fees in accordance with its historical revenue recognition policy while it evaluates the impact of SAB 101. It is possible that, under SAB 101, certain of these fees, including the $15.0 million upfront fee from Bayer Corporation ("Bayer") as described in Note 3, would be required to be deferred and recognized as revenue over future periods rather than immediately on a one-time basis.

     In March 2000, the FASB issued Interpretation No. 44 "Accounting for Certain Transactions involving Stock Compensation-an Interpretation of Accounting Principles Board (APB) Opinion
No. 25" ("FIN 44"). FIN 44 clarifies the application of APB Opinion No. 25. FIN 44 was effective July 1, 2000. AlZA believes that adoption of FIN 44 will not have a material effect on its financial position or results of operations.


NOTE 2. EARNINGS PER SHARE INFORMATION

     Basic earnings per share is calculated by dividing net income by the weighted average common shares outstanding for the period. Diluted earnings per share is calculated by dividing net income, as adjusted, by the weighted average common shares outstanding for the period plus the dilutive effect of stock options, warrants and convertible securities.

     The following table sets forth the computation of ALZA's basic and diluted earnings per share:
                            Quarter Ended       Six Months Ended
(In millions, except           June 30,             June 30,
   per share amounts)        2000     1999         2000     1999
__________________________________________________________________
NUMERATOR:
Basic
 Net income                $ 48.4    $ 34.2       $75.9   $ 37.9
==================================================================
Diluted
 Net income                $ 48.4    $ 34.2       $75.9   $ 37.9
 Adjustments, net of tax:
  Interest on 5 1/4% and 5%
   Debentures                 8.6       3.8        17.1      -
__________________________________________________________________
 Adjusted net income       $ 57.0    $ 38.0       $93.0   $ 37.9
==================================================================
DENOMINATOR:
Basic
 Weighted average shares    102.8     100.7       102.4    100.5
==================================================================
Diluted
 Weighted average shares    103.0     101.0       102.7    100.8
 Effect of dilutive
  securities:
   Employee stock options     2.2       1.6         1.7      2.1
       5% Debentures         12.2       -          12.3      -
   5 1/4% Debentures         13.0      12.3        13.0      -
_________________________________________________________________
 Weighted average shares
  and assumed conversions   130.4     114.9       129.7    102.9
==================================================================
Basic earnings per share   $ 0.47    $ 0.34       $0.74   $ 0.38
==================================================================
Diluted earnings per share $ 0.44    $ 0.33       $0.72   $ 0.37
==================================================================

     Options to purchase 1.3 million and 2.9 million shares of common stock were excluded from the diluted earnings per share calculation for the quarter and six months ended June 30, 2000, respectively, compared to options and warrants to purchase 3.5 million and 3.0 million shares of common stock that were excluded for the quarter and six months ended June 30, 1999, respectively, because the exercise price of the options (and warrants in 1999) was greater than the average market price of the common shares during the periods, and therefore the effect of including those options and warrants would have been anti-dilutive. Assumed conversions of ALZA's outstanding 5% convertible subordinated debentures due 2006 ("5% Debentures") were not included in the diluted earnings per share calculation for the quarter and six months ended June 30, 1999, as their inclusion would have been anti-dilutive. The 5 1/4% zero coupon convertible subordinated debentures due 2014 ("5 1/4 % Debentures") were not included in the diluted earnings per share calculation for the six months ended
June 30, 1999, as their inclusion would have been anti-dilutive.


NOTE 3. CRESCENDO PHARMACEUTICALS CORPORATION (RELATED PARTY)

     Under the Development Agreement between ALZA and Crescendo Pharmaceuticals Corporation ("Crescendo"), ALZA recorded product development revenues from Crescendo of $23.3 million for the quarter ended June 30, 2000 and $43.4 million for the six months ended June 30, 2000 compared with $28.5 million for the quarter ended June 30 1999 and $51.7 million for the six months ended June 30, 1999. If Crescendo funding were to continue at its current rate, all Crescendo funds available for product development would be expended by the end of 2000.

     Under the Technology License Agreement between ALZA and Crescendo, ALZA recorded technology fee revenues from Crescendo of $1.0 million and $2.0 million for the quarter and six months ended June 30, 2000, respectively, compared with $2.0 million and $4.0 million for the quarter and six months ended June 30, 1999, respectively, all in accordance with the terms of the agreement.

     ALZA has an option to acquire an exclusive, royalty-bearing license to each product developed by Crescendo under the Development Agreement. The option is exercisable on a product-by product, country-by-country, basis. In December 1998, ALZA exercised its option to obtain a worldwide license to OROS-registered trademark- oxybutynin (marketed in the United States as Ditropan XL-registered trademark-). In July 2000, Sanofi-Synthelabo, ALZA's marketing partner for Ditropan XL in Europe, launched Ditropan XL in the United Kingdom after receiving regulatory approval to market the product in that country. In consideration of the grant of the license, ALZA paid Crescendo 2.5% of net sales of the product in 1999 and will pay 3% for 2000 and 2001. Thereafter, until 15 years after the date of the first commercial sale of the product, the percentage owed to Crescendo will be based upon the amount of development costs for the product that were paid by Crescendo; based upon current information this rate is expected to be between 5.5% and 6.5%.

     On March 3, 2000, the United States Food and Drug Administration ("FDA") approved DUROS-registered trademark-leuprolide (which ALZA has named Viadur- trademark-) for marketing in the United States. The product is the first FDA-approved product to incorporate ALZA's DUROS-registered trademark-implant technology. Also on March 3, 2000, ALZA exercised its option to obtain a worldwide license to DUROS leuprolide from Crescendo. Under the terms of the license agreement between Crescendo and ALZA, Crescendo will receive payments from ALZA
based on worldwide net sales of the product.   For the first
three years after launch the rates will be 2.5%, 3.0% and 3.0% of net sales, respectively; thereafter the rate is expected to be between 9.0% and 9.5%.

     In April 2000, ALZA entered into a commercialization agreement with Bayer for Viadur. Under the terms of the agreement, Bayer will have the commercial rights to Viadur in the United States through 2015. ALZA received a $15.0 million upfront payment in the second quarter of 2000, and will receive certain milestone payments. ALZA is also receiving quarterly manufacturing, patent and trademark payments beginning in the second quarter of 2000 and ending in the third quarter of 2001. Following the launch of Viadur, ALZA will receive royalty payments based on net sales of the product, as well as milestone payments when the product achieves specified sales levels. ALZA will manufacture Viadur for Bayer, for which ALZA will receive a negotiated supply price. ALZA retains the right to buy back the United States commercialization rights at the end of 2008, 2010 or 2012, in exchange for specified payments.

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

The following table shows the details of the accrual for merger-related costs through the six months ended June 30, 2000:

                               Merger-             Balance
                               related Utilized/ at June 30,
(In millions)                   costs   Adjusted     2000
_________________________________________________________________
Merger transaction costs      $  13.2   $ 13.2    $   -
Exit costs                       14.3     13.4        0.9
Employee severance                5.1      5.1        -
_________________________________________________________________
Total                         $  32.6   $ 31.7    $   0.9
=================================================================

     As a result of the activities related to the termination of a merger agreement with Abbott Laboratories, Inc. ("Abbott") during 1999, ALZA incurred $13.4 million in merger-related costs. These costs included merger transaction costs, which consisted primarily of fees for investment bankers, attorneys and accountants, filing fees, financial printing costs, and other merger-related costs. The following table shows the details of the accrual for costs related to the terminated merger through the six months ended June 30, 2000:

                               Merger-             Balance
                               related            at June 30,
(In millions)                   costs   Utilized     2000
_________________________________________________________________
Transaction costs             $   9.8   $  9.5    $   0.3
Other merger-related costs        3.6      3.6       -
_________________________________________________________________
Total                         $  13.4   $ 13.1    $   0.3
=================================================================

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

     For the current year segment presentation, certain research and development expenses previously recorded in the ALZA Technologies segment and charged to ALZA Pharmaceuticals were moved to the ALZA Pharmaceuticals segment, as they were incurred directly by ALZA Pharmaceuticals departments. Under the prior period's segment presentation, intersegment revenues for ALZA Technologies for the quarter and six months ended June 30, 2000 would have been $23.3 million and $43.4 million instead of $13.2 million and $24.7 million under the current segment presentation.

     Certain prior year amounts have been reclassified to conform to the current segment presentation. These amounts relate to the cost of sales of in-licensed products marketed by ALZA
Pharmaceuticals, which under the current presentation are recorded in ALZA Technologies and sold to ALZA Pharmaceuticals at an intersegment transfer price.

     The following tables contain information about segment operating income (loss) for the quarter and six months ended June 30, 2000 and 1999.
                          Quarter ended        Six Months ended
                              June 30,             June 30,
(In millions)               2000     1999       2000      1999
________________________________________________________________
Revenues from external customers
Net sales
 ALZA Pharmaceuticals    $ 100.0   $  68.8   $ 179.8   $136.7
 ALZA Technologies          34.6      34.4      63.6     62.7
Royalties, fees and other
 ALZA Pharmaceuticals        4.0       3.2       6.4      6.3
 ALZA Technologies          80.0      51.2     143.3    106.6
 Other                       3.2       0.4       4.6      0.8
Research and development
 ALZA Pharmaceuticals       23.3      28.5      43.4     51.7
 ALZA Technologies           8.7       8.7      14.0     15.9
________________________________________________________________
  Total                  $ 253.8   $ 195.2   $ 455.1   $380.7
================================================================
Intersegment revenues
Net sales
 ALZA Pharmaceuticals    $   -     $   -     $   -     $  -
 ALZA Technologies           9.8       9.2      19.7     16.0
Research and development
 ALZA Pharmaceuticals        0.3       -         0.9      -
 ALZA Technologies          13.2      28.6      24.7     51.8
________________________________________________________________
 Total                   $  23.3   $  37.8   $  45.3   $ 67.8
================================================================
Segment operating income (loss)
 ALZA Pharmaceuticals    $   8.2   $   2.8   $  13.5   $  6.9
 ALZA Technologies          78.2      52.0     133.6    105.9
 Other                      (8.1)     (8.1)    (19.0)1  (46.8)2
________________________________________________________________
 Total                   $  78.3   $  46.7   $ 128.1   $ 66.0
================================================================
1 For the six months ended June 30, 2000, the operating loss for Other includes $4.8 million of charges associated with the consolidation of certain research and development facilities. Excluding these charges, operating loss for Other would have been $14.2 million for the six months ended June 30, 2000.

2 For the six months ended June 30, 1999, the operating loss for Other includes merger-related expenses of $32.6 million relating to the acquisition of SEQUUS. Excluding these charges, operating loss for Other would have been $14.2 million for the six months ended June 30, 1999.

     The following table contains a reconciliation of ALZA's income before taxes to that reported by segment in the tables above:
                           Quarter ended      Six Months ended
                               June 30,            June 30,
(In millions)               2000    1999       2000      1999
________________________________________________________________
Income (loss) before taxes
Total operating income for
 reportable segments     $  78.3   $  46.7   $ 128.1   $ 66.0
Unallocated amounts:
 Interest and other income   7.2      18.4      12.6     23.4
 Interest expense          (15.3)    (14.8)    (30.7)   (29.7)
________________________________________________________________
Income before income
  taxes                  $  70.2   $  50.3   $ 110.0   $ 59.7
================================================================

NOTE 6.  SUBSEQUENT EVENTS

     On July 19, 2000, ALZA called for the redemption of its outstanding 5% Debentures on August 18, 2000. The aggregate principal amount of the outstanding debentures at July 19, 2000 was $493 million. The 5% Debentures are to be redeemed, pursuant to the terms of the indenture, at a price of $1,021.43 per $1,000 principal amount of debentures, plus interest accrued for the period from May 1, 2000 to, but not including, the redemption date, for a total redemption price of $1,036.29 per $1,000 principal amount of debentures. The holders of the 5% Debentures also have the option to convert their debentures into shares of ALZA common stock at a conversion price of $38.19 per share, or approximately 26.18 shares per $1,000 principal amount of debentures, on or before the redemption date. If all holders of the 5% Debentures that were outstanding at July 19, 2000, elected to convert their debentures into shares of ALZA common stock, the aggregate shares issued would be approximately 12.9 million.

     On July 28, 2000, ALZA completed a private offering of 3% zero coupon convertible subordinated debentures due July 28, 2020 (the "3% Debentures"), which were issued at a price of $551.26 per $1,000 principal amount at maturity. The 3% Debentures have a total principal amount at maturity of $1.09 billion, with a yield to maturity of 3% per annum, computed on a semiannual bond equivalent basis. There are no periodic interest payments. The offering resulted in approximately $587 million of net proceeds to ALZA. The 3% Debentures are convertible, at the option of the holder, at any time prior to maturity, unless previously redeemed or repurchased, into 7.0135 shares of ALZA common stock per $1,000 principal amount at maturity (equivalent at issuance to a conversion price of $78.60 per share), subject to certain anti-dilution adjustments. At the option of the holder, the 3% Debentures will be repurchased by ALZA on July 28, 2003, 2008 or 2013, at a purchase price equal to the issue price plus accreted original issue discount to such purchase date. ALZA, at its option, may elect to deliver either ALZA common stock or cash, or a combination of stock and cash, in the event of repurchase of the 3% Debentures. ALZA, at its option, may also redeem any or all of the 3% Debentures after July 28, 2003 at the issue price plus accreted original issue discount. The proceeds of the offering will be used for general corporate purposes. If the holders of ALZA's outstanding 5% Debentures do not convert their debentures to common stock prior to the redemption date, ALZA may use the proceeds from the 3% Debentures to pay the redemption price of the outstanding 5% Debentures.

     On August 1, 2000, the FDA approved OROS methylphenidate (Concerta- trademark- (methylphenidate HCl) extended-release tablets (CII)) for marketing in the United States. Also in August 2000, ALZA exercised its option to obtain a worldwide license to the product from Crescendo and launched the product in the United States. Under the terms of the license agreement between ALZA and Crescendo, Crescendo will receive payments from ALZA based on worldwide net sales of the product. For the first three years the rates will be 2.5%, 3.0%, and 3.0% of net sales, respectively; thereafter the rate is expected to be between 9.0% and 9.5%.

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


RESULTS OF OPERATIONS

SUMMARY
                            Quarter Ended        Six Months Ended
(In millions,                 June 30,               June 30,
  except per share amounts) 2000      1999         2000     1999
_________________________________________________________________
Revenues                 $ 253.8   $ 195.2    $ 455.1  $ 380.7
_________________________________________________________________
Operating income            78.3      46.7      128.1     66.0
_________________________________________________________________
Net income                  48.4      34.2       75.9     37.9
_________________________________________________________________
Diluted earnings per share  0.44      0.33       0.72     0.37
_________________________________________________________________

     ALZA's net income for the quarter ended June 30, 2000 was $48.4 million or $0.44 per diluted share compared with net income of $34.2 million or $0.33 per diluted share for the quarter ended June 30, 1999. ALZA's net income for the six months ended June 30, 2000 was $75.9 million or $0.72 per diluted share compared with $37.9 million or $0.37 per diluted share for the six months ended June 30, 1999. Net income for the six months ended June 30, 2000 included charges of $3.3 million (net of tax effect of $1.5 million), or $0.02 per diluted share, associated with the consolidation of certain research and development facilities. Net income for the six months ended June 30, 1999 included charges related to the SEQUUS merger of $24.8 million (net of tax effect of $7.8 million), or $0.24 per diluted share. Excluding these charges, net income for the six months ended June 30, 2000 and 1999 were $79.2 million or $0.74 per diluted share and $62.7 million or $0.61 per diluted share, respectively. The increase in net income for the quarter and six months ended June 30, 2000 compared to the same periods in 1999 resulted primarily from the following:

     - Net sales increased 31% to $134.6 million for the quarter ended June 30, 2000 from $103.2 million for the quarter ended June 30, 1999, and increased 22% to $243.4 million for the six months ended June 30, 2000 from $199.4 million for the six months ended June 30, 1999. The increase in net sales resulted primarily from a 45% increase in net sales of ALZA-marketed products to $100.0 million for the quarter ended June 30, 2000 from $68.8 million for the quarter ended June 30, 1999, and a 32% increase to $179.8 million for the six months ended June 30, 2000 from $136.7 million for the six months ended June 30, 1999.

     - Gross margin increased to 69% for the quarter ended June 30, 2000 from 61% for the quarter ended June 30, 1999, and increased to 69% for the six months ended June 30, 2000 from 63% for the six months ended June 30, 1999.

     - Royalties, fees and other revenues increased 58% to $87.2 million for the quarter ended June 30, 2000 from $54.8 million for the quarter ended June 30, 1999, and increased 36% to $154.3 million for the six months ended June 30, 2000 from $113.7 million for the six months ended June 30, 1999.

     Substantially offsetting these contributions to net income for the quarter and six months ended June 30, 2000 were the following:

     - Research and development revenues decreased 14% to $32.0 million for the quarter ended June 30, 2000 from $37.2 million for the quarter ended June 30, 1999, and decreased 15% to $57.4 million for the six months ended June 30, 2000 from $67.6 million for the six months ended June 30, 1999.

     - Selling, general and administrative expenses increased 42% to $85.6 million for the quarter ended June 30, 2000 from $60.4 million for the quarter ended June 30, 1999, and increased 32% to $152.8 million for the six months ended June 30, 2000, excluding the charges described above, from $115.6 million for the six months ended June 30, 1999, excluding the charges described above.

     - Interest and other income decreased substantially to $7.2 million for the quarter ended June 30, 2000 from $18.4 million for the quarter ended June 30, 1999, and decreased to $12.6 million for the six months ended June 30, 2000 compared with $23.4 million for the six months ended June 30, 1999.


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

                            Quarter ended      Six Months ended
OPERATING SEGMENT SUMMARY      June 30,            June 30,
(In millions)               2000      1999      2000     1999
_________________________________________________________________
Revenues
ALZA PHARMACEUTICALS     $ 127.6   $ 100.5   $ 230.5   $194.7
ALZA TECHNOLOGIES          146.3     132.1     265.3    253.0
OTHER                        3.2       0.4       4.6      0.8
_________________________________________________________________
Total segment revenues     277.1     233.0     500.4    448.5
Intersegment elimination   (23.3)    (37.8)    (45.3)   (67.8)
_________________________________________________________________
  Total revenues         $ 253.8   $ 195.2   $ 455.1   $380.7
_________________________________________________________________
Operating income (loss)
ALZA PHARMACEUTICALS     $   8.2   $   2.8   $  13.5   $  6.9
ALZA TECHNOLOGIES           78.2      52.0     133.6    105.9
OTHER                       (8.1)     (8.1)    (19.0)1  (46.8)2
_________________________________________________________________
  Total operating income $  78.3   $  46.7   $ 128.1   $ 66.0
_________________________________________________________________

1 For the six months ended June 30, 2000, the operating loss for Other includes $4.8 million of charges associated with the consolidation of certain research and development facilities. Excluding these charges, operating loss for Other would have been $14.2 million for the six months ended June 30, 2000.
2 For the six months ended June 30, 1999, the operating loss for Other includes merger-related expenses of $32.6 million relating to the acquisition of SEQUUS. Excluding these charges, operating loss for Other would have been $14.2 million for the six months ended June 30, 1999.


ALZA PHARMACEUTICALS

     Operating income increased substantially for the quarter and six months ended June 30, 2000 compared to the same periods in 1999, primarily due to a 27% and 18% increase in revenues for the quarter and six months ended June 30, 2000, respectively, compared to the same periods in 1999, and a 22% and 23% decrease in research and development expenses for the quarter and six months ended June 30, 2000, respectively, compared to the same periods in 1999. The increase in revenues was primarily due to a 45% and 32% increase in net sales of ALZA-marketed products for the quarter and six months ended June 30, 2000, respectively, compared to the same periods in 1999, partially offset by a 17% and 14% decrease in research and development revenues for the quarter and six months ended June 30, 2000, respectively, compared to the same periods in 1999. Also offsetting the increase in revenues and decrease in research and development expenses was a 45% and 35% increase in sales, marketing and product amortization expenses for the quarter and six months ended June 30, 2000, respectively, compared to the same periods in 1999.

ALZA TECHNOLOGIES

     Operating income increased 51% and 26% for the quarter and six months ended June 30, 2000, respectively, compared to the same periods in 1999, primarily due to a 56% and 34% increase in revenues from royalties, fees and other for the quarter and six months ended June 30, 2000, respectively, compared to the same periods in 1999, and a 17% and 14% decrease in research and development expenses for the quarter and six months ended June 30, 2000, compared to the same periods in 1999. Partially offsetting the increase in revenues from royalties, fees and other and the decrease in research and development expenses was a 54% and 52% decrease in intersegment research and development revenues for the quarter and six months ended June 30, 2000, respectively, compared to the same periods in 1999.

OTHER

     Operating loss for the quarter and six months ended June 30, 2000 remained constant compared to the same periods for 1999, in both six month periods excluding certain charges described above.

                            NET SALES


Net Sales                    Quarter Ended        Six Months Ended
                                June 30,              June 30,
(Dollars in millions)         2000     1999         2000     1999
_________________________________________________________________
ALZA PHARMACEUTICALS
 Ditropan XL-registered
  trademark-                $ 45.7    $ 14.4      $ 78.5    $ 36.4
 Doxil-registered trademark-
  /Caelyx-registered
   trademark-                 15.1      14.0        28.1      28.3
 Ethyol-registered trademark-  7.6       8.5        21.4      17.1
 Elmiron-registered trademark- 8.8       7.7        13.8      12.6
 Mycelex-registered trademark-
  Troche                      10.0       7.7        13.6      12.7
 Testoderm-registered
  trademark- TTS line          6.1       5.2        10.6       9.7
 Other                         6.7      11.3        13.8      19.9
__________________________________________________________________
  Total                      100.0      68.8       179.8     136.7
__________________________________________________________________
ALZA TECHNOLOGIES
Contract manufacturing        34.6      34.4        63.6      62.7
Intersegment                   9.8       9.2        19.7      16.0
__________________________________________________________________
  Total                       44.4      43.6        83.3      78.7
__________________________________________________________________
Intersegment eliminations     (9.8)     (9.2)      (19.7)    (16.0)
___________________________________________________________________
Total net sales             $134.6    $103.2      $243.4    $199.4
___________________________________________________________________
Total net sales as a percentage
 of total revenues            53%       53%         53%       52%
___________________________________________________________________

ALZA PHARMACEUTICALS

     Included in net sales of ALZA Pharmaceuticals are sales of the products marketed directly by ALZA in the United States and Canada, and sales of those products in other countries through distributors (and to a limited extent, direct sales by ALZA of Amphocil-registered trademark- (lipid-based amphotericin B) in the United Kingdom). Net sales of ALZA-marketed products increased 45% and 32% for the quarter and six months ended June 30, 2000, respectively, compared to the same periods in 1999. This increase in ALZA Pharmaceuticals' net sales can be primarily attributed to a substantial increase in sales of Ditropan XL for the quarter and six months ended June 30, 2000, compared to the same periods in 1999.

     Net sales of ALZA-marketed products can be expected to vary significantly from year to year, particularly in the first years after launch of a new product. Ditropan XL was launched in the first quarter of 1999, and Doxil-registered trademark- (doxorubicin HCl liposome injection), Ethyol-registered trademark- (amifostine), Elmiron-registered trademark- (pentosan polysulfate sodium) and Testoderm-registered trademark- TTS (Testosterone Transdermal System) were cleared for marketing during the past few years. In June 1999, the FDA approved new indications for Ethyol and Doxil. In July 2000, Sanofi-Synthelabo, ALZA's marketing partner for Ditropan XL in Europe, launched Ditropan XL in the United Kingdom after receiving regulatory approval to market the product in that country. In August 2000, ALZA launched Concerta, upon receiving FDA approval to market Concerta in the United States. Wholesaler stocking patterns, managed care and formulary acceptance, the introduction of competitive products, and acceptance by patients and physicians will also affect future sales of ALZA's products.

ALZA TECHNOLOGIES

     Net sales include sales generated from contract manufacturing activities for ALZA's client companies and manufacturing for ALZA Pharmaceuticals. Net sales from contract manufacturing for the quarter and six months ended June 30, 2000 remained relatively constant compared to the same periods in 1999, as ALZA experienced increases in shipments of Duragesic-registered trademark- (fentanyl) to Janssen Pharmaceutica, Inc. (together with its affiliates, "Janssen") and Nicoderm-registered trademark- and NicoDerm-registered trademark- CQ-registered trademark- (nicotine transdermal system) to Aventis S.A. ("Aventis") and SmithKline Beecham p.l.c.("SB"), which were offset by a decline in shipments of Catapres-TTS-registered trademark- (clonidine) to Boehringer Ingelheim Pharmaceuticals, Inc. and of Glucotrol XL-registered trademark- (glipizide) to Pfizer Inc. ("Pfizer").

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


                          GROSS MARGIN

Gross Margin
                            Quarter Ended       Six Months Ended
                               June 30,             June 30,
                            2000      1999        2000     1999
__________________________________________________________________
ALZA PHARMACEUTICALS1       79%       80%         80%      81%
ALZA TECHNOLOGIES 1         30%       18%         26%      18%
__________________________________________________________________
Gross margin as percentage
 of total net sales 2       69%       61%         69%      63%
__________________________________________________________________
1    Includes intersegment revenues or expenses.
2    After intersegment eliminations.

     The increase in total gross margin for the quarter and six months ended June 30, 2000 compared to the same periods for 1999 was due to a relative increase in shipments of higher-margin products by ALZA Technologies to client companies, as well as an increase in ALZA Pharmaceuticals sales as a percentage of total sales.

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


               ROYALTIES, FEES AND OTHER REVENUES

     Royalties, fees and other revenues consist largely of royalties paid by client companies on products developed under joint development and commercialization agreements with ALZA and marketed by the companies. Fee revenues consist of upfront, milestone and other one-time, special or infrequent payments made under these joint development agreements, or by distributors who acquire rights to market ALZA products, and co-promotion fees.

Royalties, Fees and Other Revenues

                             Quarter Ended    Six Months Ended
                               June 30,             June 30,
(Dollars in millions)        2000      1999        2000     1999
__________________________________________________________________
ALZA PHARMACEUTICALS       $  4.0    $  3.2      $  6.4   $  6.3
ALZA TECHNOLOGIES            80.0      51.2       143.3    106.6
OTHER                         3.2       0.4         4.6      0.8
__________________________________________________________________
Total royalties, fees and
 other revenues            $ 87.2    $ 54.8      $154.3   $113.7
__________________________________________________________________
Percentage of total revenues  34%       28%        34%       30%
__________________________________________________________________

ALZA PHARMACEUTICALS

     For the quarter and six months ended June 30, 2000, fee revenues for ALZA Pharmaceuticals included technology fees from Crescendo of $1.0 million and $2.0 million, respectively, compared to $2.0 million and $4.0 million for the same periods in 1999, as provided in the agreements between ALZA and Crescendo. Fee revenues from Crescendo will end in the third quarter of 2000. In addition, ALZA Pharmaceuticals' royalties, fees and other revenues included co-promotion fee revenues of $1.7 million and $2.9 million for the quarter and six months ended June 30, 2000, respectively, compared to $1.2 million and $2.2 million for the same periods in 1999.

ALZA TECHNOLOGIES

     Royalties, fees and other revenues increased 56% and 34% for the quarter and six months ended June 30, 2000, respectively, compared to the same periods in 1999. The increase in royalties, fees and other revenues was primarily due to a $15.0 million upfront fee from Bayer in the second quarter for commercialization rights to Viadur. In addition, royalties from product sales of Duragesic increased 41% and 36% for the quarter and six months ended June 30, 2000, respectively, compared to the same periods in 1999.

     In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 summarizes the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements, and is required to be implemented by the fourth quarter of 2000. ALZA is evaluating SAB 101's potential future impact on ALZA's financial position and results of operations with respect to upfront fees and milestone payments earned by ALZA under distribution agreements, agreements with client companies and certain other agreements. ALZA continues to recognize fees in accordance with its historical revenue recognition policy while it evaluates the impact of SAB 101. It is possible that under SAB 101, certain of these fees, including the $15.0 million upfront fee from Bayer, would be required to be deferred and recognized as revenue over future periods rather than immediately on a one-time basis.

      Sales of Procardia XL-registered trademark- (nifedipine), as reported by Pfizer, decreased 33% and 27% for the quarter and six months ended June 30, 2000, respectively, compared to the same periods in 1999. Several companies have filed Abbreviated New Drug Applications ("ANDAs") with the FDA requesting clearance to market generic sustained release nifedipine products which are asserted to be bioequivalent to Procardia XL, and three companies have received full FDA approval of their ANDAs. Pfizer has filed various suits against certain ANDA applicants for infringement of patent rights relating to the nifedipine active drug substance in Procardia XL. In March 2000, Pfizer entered into a settlement agreement with Mylan Laboratories Inc. ("Mylan"), the first applicant for a generic version of Procardia XL. The settlement resolved the litigation pending between the parties, and Mylan announced that it would commercialize a generic version of Procardia XL to be supplied by Pfizer and incorporating ALZA's OROS technology. Under its agreement with Pfizer, ALZA will receive royalties on such products. It is not possible to predict the timing and amount of the negative impact on sales of Procardia XL that will result from competition from generic sustained-release nifedipine products.

OTHER

     Other revenues increased substantially for the quarter and six months ended June 30, 2000 compared to the same periods in 1999, primarily due to rental income from facilities that ALZA leased out beginning in the second half of 1999 and first half of 2000.


                    RESEARCH AND DEVELOPMENT

     ALZA's research and development revenues generally represent reimbursement of costs, including a portion of general and administrative expenses, by clients (including Crescendo) for the development of products. Therefore, product development activities do not contribute significantly to ALZA's operating results.

Research and Development Revenues

                             Quarter Ended      Six Months Ended
                                June 30,             June 30,
(Dollars in millions)        2000      1999        2000     1999
__________________________________________________________________
ALZA PHARMACEUTICALS
  Crescendo                $ 23.3    $ 28.5       $43.4   $ 51.7
  Intersegment                0.3       -           0.9      -
__________________________________________________________________
  Total                      23.6      28.5        44.3     51.7
__________________________________________________________________
ALZA TECHNOLOGIES
  Other clients               8.7       8.7        14.0     15.9
  Intersegment               13.2      28.6        24.7     51.8
__________________________________________________________________
  Total                      21.9      37.3        38.7     67.7
__________________________________________________________________
Intersegment elimination    (13.5)    (28.6)      (25.6)   (51.8)
__________________________________________________________________
Total research and
 development revenues      $ 32.0    $ 37.2       $57.4   $ 67.6
__________________________________________________________________
Percentage of total revenues  13%       19%         13%      18%
__________________________________________________________________

ALZA PHARMACEUTICALS

     ALZA Pharmaceuticals derives research and development revenues from Crescendo. Revenues from Crescendo are offset by intersegment charges from ALZA Technologies, under the prior period's segment presentation, and are partially offset under the current year segment presentation. Intersegment charges from ALZA Technologies are for research and development expenses incurred on behalf of ALZA Pharmaceuticals related to products under development for marketing by ALZA Pharmaceuticals. If Crescendo funding were to continue at its current rate, all Crescendo funds available for product development would be expended by the end of 2000.

     ALZA has an option to acquire an exclusive, royalty-bearing license to each product developed by Crescendo under the Development Agreement. The option is exercisable on a product-by-product, country-by-country, basis. In December 1998, ALZA exercised its option to obtain a worldwide license to OROS oxybutynin (marketed in the United States as Ditropan XL). Under the terms of the license agreement, ALZA makes payments to Crescendo based upon worldwide sales of the product. In July
2000, Sanofi-Synthelabo, ALZA's marketing partner for Ditropan XL in Europe, launched Ditropan XL in the United Kingdom after receiving regulatory approval to market the product in that country. In consideration of the grant of the license, ALZA paid Crescendo 2.5% of net sales of the product in 1999 and will pay
3% for 2000 and 2001. Thereafter, until 15 years after the date of the first commercial sale of the product, the percentage of net sales owed to Crescendo will be based upon the amount of development costs for the product that were paid by Crescendo; based upon current information, this rate is expected to be between 5.5% and 6.5%.

     On March 3, 2000, the FDA approved DUROS leuprolide (which ALZA has named Viadur) for marketing in the United States. The product is the first FDA-approved product to incorporate ALZA's DUROS implant technology. Also on March 3, 2000, ALZA exercised its option to obtain a worldwide license to DUROS leuprolide from Crescendo. Under the terms of the license agreement between Crescendo and ALZA, Crescendo will receive payments from ALZA based on worldwide net sales of the product. For the first three years after launch the rates will be 2.5%, 3.0% and 3.0% of net sales, respectively; thereafter the rate is expected to be between 9.0% and 9.5%.

     In April 2000, ALZA entered into a commercialization agreement with Bayer for Viadur. Under the terms of the agreement, Bayer will have the commercial rights to Viadur in the United States through 2015. ALZA received a $15.0 million upfront payment in the second quarter of 2000, and will receive certain milestone payments. ALZA is also receiving quarterly manufacturing, patent and trademark payments beginning in the second quarter of 2000 and ending in the third quarter of 2001. Following the launch of Viadur, ALZA will receive royalty payments based on net sales of the product, as well as milestone payments when the product achieves specified sales levels. ALZA will manufacture Viadur for Bayer, for which ALZA will receive a negotiated supply price. ALZA retains the right to buy back the United States commercialization rights at the end of 2008, 2010 or 2012, in exchange for specified payments.

     On August 1, 2000, the FDA approved Concerta for marketing in the United States. Also in August 2000, ALZA exercised its option to obtain a worldwide license to the product from Crescendo and launched the product in the United States. Under the terms of the license agreement between ALZA and Crescendo, Crescendo will receive payments from ALZA based on worldwide net sales of the product. For the first three years the rates will be 2.5%, 3.0%, and 3.0% of net sales, respectively; thereafter the rate is expected to be between 9.0% and 9.5%.

ALZA TECHNOLOGIES

     Research and development revenues from other clients remained constant for the quarter ended June 30, 2000 compared to the same period in 1999. Research and development revenues decreased 12% for the six months ended June 30, 2000 compared to the same period in 1999, reflecting a lower level of product development activities under agreements with client companies. Several new technology agreements have been signed since the beginning of 2000, which may increase the level of product development activities in the future. Revenues from product development activities vary from quarter to quarter depending upon the mix of projects underway and the phase of development of each project. The decrease in the intersegment revenues is due to a decline in research and development activities related to Crescendo products as well as the change in the current period's segment presentation for research and development expenses. In the current year segment presentation, certain research and development expenses previously recorded in the ALZA Technologies segment and charged to ALZA Pharmaceuticals were moved to the ALZA Pharmaceuticals segment, as they were incurred directly by ALZA Pharmaceuticals departments. Under the prior period's segment presentation, intersegment revenues for ALZA Technologies for the quarter and six months ended June 30, 2000 would have been $23.3 million and $43.4 million, respectively, instead of $13.2 million and $24.7 million under the current segment presentation.

Research and Development Expenses

                           Quarter Ended           Six Months Ended
                                June 30,             June 30,
(Dollars in millions)       2000      1999         2000     1999
__________________________________________________________________
ALZA PHARMACEUTICALS
  Intersegment             $ 13.2    $ 28.6       $24.7   $ 51.8
  Product development
   expense                   13.5       5.9        26.6     14.6
__________________________________________________________________
     Total                   26.7      34.5        51.3     66.6
__________________________________________________________________
ALZA TECHNOLOGIES
  Intersegment                0.3       -           0.9      -
  Product development
   expense                   34.4      41.9        66.1     77.3
__________________________________________________________________
  Total                      34.7      41.9        67.0     77.3
__________________________________________________________________
Intersegment elimination    (13.5)    (28.6)      (25.6)   (51.8)
__________________________________________________________________
Total research and development
 expenses                  $ 47.9    $ 47.8       $92.7   $ 91.9
__________________________________________________________________
Percentage of total revenues  19%       25%         20%      24%
__________________________________________________________________

ALZA PHARMACEUTICALS

    ALZA Pharmaceuticals engages ALZA Technologies to provide research and development services, which are charged under the same formula ALZA charges client companies. Total research and development expenses decreased 23% for the quarter and six months ended June 30, 2000 compared to the same periods in 1999, primarily due to a decline in research and development activities related to Crescendo products as well the change in the current period's segment presentation for research and development expenses. In the current year segment presentation, certain research and development expenses, including expenses of clinical studies, previously recorded in the ALZA Technologies segment and charged to ALZA Pharmaceuticals were moved to the ALZA Pharmaceuticals segment, as they were incurred directly by ALZA Pharmaceuticals departments. Under the prior period's segment presentation, intersegment expenses for the quarter and six months ended June 30, 2000 would have been $23.3 million and $43.4 million, respectively. Product development expense under the prior period's segment presentation for the quarter and six months ended June 30, 2000 would have been $9.2 million and $18.4 million, respectively.

ALZA TECHNOLOGIES

     Research and development expenses decreased 17% and 14% for the quarter and six months ended June 30, 2000, respectively, compared to same periods in 1999, reflecting a decrease in product development activities for ALZA Pharmaceuticals (and Crescendo) and under agreements with client companies. In the current year segment presentation, certain research and development expenses previously recorded in the ALZA Technologies segment and charged to ALZA Pharmaceuticals were moved to the ALZA Pharmaceuticals segment, as they were incurred directly by ALZA Pharmaceuticals departments. Under the prior period's segment presentation, product development expense for the quarter and six months ended June 30, 2000 would have been $39.8 million and $75.4 million, respectively.


          SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, General and Administrative Expenses

                             Quarter Ended       Six Months Ended
                                June 30,              June 30,
(Dollars in millions)        2000      1999        2000     1999
__________________________________________________________________
ALZA PHARMACEUTICALS
  Sales and marketing
   expenses                $ 68.6    $ 45.8      $122.2   $ 88.2
  Amortization of product
   acquisition payments       3.3       3.7         7.1      7.7
__________________________________________________________________

  Total                      71.9      49.5       129.3     95.9
__________________________________________________________________
ALZA TECHNOLOGIES
  Amortization of product
   acquisition payments       2.3       2.3         4.6      4.6
__________________________________________________________________
OTHER
  General and administrative
   expenses                  11.4       8.6        23.7(1)  15.1
__________________________________________________________________
  Total selling, general
   administrative expenses $ 85.6    $ 60.4      $157.6   $115.6
__________________________________________________________________
Total selling, general and
 administrative expenses as a
 percentage of total revenues 34%       31%         35%      30%
__________________________________________________________________
(1) For the six months ended June 30, 2000, general and administrative expenses for Other includes $4.8 million of charges associated with the consolidation of certain research and development facilities. Excluding these charges, general and administrative expenses for Other would have been $18.9 million for the six months ended June 30, 2000.

ALZA PHARMACEUTICALS

     Total sales, marketing and product amortization expenses increased 45% and 35% for the quarter and six months ended June 30, 2000, respectively, compared to the same periods in 1999, as a result of the significant increase in sales and marketing expenses for ALZA's expanded product portfolio and commercial organization, as well as the increase in expenses associated with the promotion of Ditropan XL and Doxil. During the quarter and six months ended June 30, 2000, ALZA increased the size of its urology, primary care and oncology sales forces, and accelerated certain spending in preparation for the anticipated launch of Concerta.

     In April 2000, ALZA entered into an agreement with McNeil Consumer Healthcare ("McNeil"), a Johnson and Johnson company, to co-promote Concerta in the United States. ALZA and McNeil will deploy a combined sales force of over 400 sales professionals to support Concerta, including over 300 sales professionals from McNeil. McNeil will receive payments based on sales calls made and based on sales of Concerta above certain levels.

OTHER

     General and administrative expenses increased slightly for the quarter and six months ended June 30, 2000, respectively, compared to the same period in 1999, excluding the first quarter 2000 charges described above. The increase was primarily due to an increase in corporate administrative expenses.


                          NET INTEREST

                            Quarter Ended       Six Months Ended
Net Interest                   June 30,              June 30,
(In millions)              2000       1999        2000      1999
__________________________________________________________________
Interest and other income $ (7.2)    $(18.4)     $(12.6)  $(23.4)
Interest expense            15.3       14.8        30.7     29.7
__________________________________________________________________
  Net interest and
  other (income) expense     8.1       (3.6)       18.1      6.3
__________________________________________________________________

     Interest and other income decreased 61% and 46% for the quarter and six months ended June 30, 2000, respectively, compared to the same periods in 1999, primarily due to a pretax gain of $12.6 million on sales of real estate that were completed during the quarter ended June 30, 1999. Interest expense was slightly higher for the quarter and six months ended June 30, 2000 compared to the same periods for 1999, primarily due to accreted interest on ALZA's outstanding 5 1/4% Debentures and a decrease in capitalization of interest expense due to lower expenditures on capital projects during the first six months of 2000.

Effective Tax Rate

     For the quarter and six months ended June 30, 2000, ALZA's combined federal and state effective income tax rate was 31% compared to 32% for same periods in 1999, excluding the tax benefit of $7.8 million resulting from merger-related costs of $32.6 million. ALZA currently expects its effective income tax rate in 2000 and 2001 to be approximately 31%. The actual effective income tax rate will depend upon the actual level of earnings, changes in the tax laws, and the amount of investment and research credits available and ALZA's ability to utilize such credits.


                 LIQUIDITY AND CAPITAL RESOURCES

Liquidity and Capital Resources       June 30,        December 31,
(In millions)                           2000               1999
__________________________________________________________________
Working capital                    $   406.1         $    297.8
Cash and investments                   651.7              598.9
Total assets                         1,979.0            1,852.5
Long-term debt                         983.1              979.0
__________________________________________________________________
                                      Six months ended June 30,
 (In millions)                         2000                1999
_________________________________________________________________
Net cash provided by
 operating activities               $  44.8            $   12.7
Capital expenditures                   17.7                40.8
Product acquisition payments            5.8                20.0
_________________________________________________________________

     Cash flow generated by operating activities for the six months ended June 30, 2000 was $44.8 million compared to $12.7 million (or $31.8 million excluding payments for merger-related expenses) for the six months ended June 30, 1999. The increase in cash flow provided by operating activities was primarily due to higher net income of $75.9 million for the six months ended June 30, 2000 compared with $37.9 million for the same period in 1999.

     ALZA's capital spending for the six months ended June 30, 2000 was $17.7 million for additions to facilities and equipment to support its expanding research, development and manufacturing activities, compared to capital spending of $40.8 million for the same period in 1999. Capital expenditures for the remainder of 2000 are expected to decrease compared to 1999 levels as a result of the completion of the current phase of development of the Mountain View campus into which ALZA moved during 1999.

     On July 19, 2000, ALZA called for the redemption of its outstanding 5% Debentures on August 18, 2000. The aggregate principal amount of the outstanding debentures at July 19, 2000 was $493 million. The 5% Debentures are to be redeemed, pursuant to the terms of the indenture, at a price of $1,021.43 per $1,000 principal amount of debentures, plus interest accrued for the period from May 1, 2000 to, but not including, the redemption date, for a total redemption price of $1,036.29 per $1,000 principal amount of debentures. The holders of the 5% Debentures also have the option to convert their debentures into shares of ALZA common stock at a conversion price of $38.19 per share, or approximately 26.18 shares per $1,000 principal amount of debentures, on or before the redemption date. If all holders of the 5% Debentures that were outstanding at July 19, 2000, elected to convert their debentures into shares of ALZA common stock, the aggregate shares issued would be approximately 12.9 million.

     On July 28, 2000, ALZA completed a private offering of 3% zero coupon convertible subordinated debentures due July 28, 2020 (the "3% Debentures"), which were issued at a price of $551.26 per $1,000 principal amount at maturity. The 3% Debentures have a total principal amount at maturity of $1.09 billion, with a yield to maturity of 3% per annum, computed on a semiannual bond equivalent basis. There are no periodic interest payments. The offering resulted in approximately $587 million of net proceeds to ALZA. The 3% Debentures are convertible, at the option of the holder, at any time prior to maturity, unless previously redeemed or repurchased, into 7.0135 shares per $1,000 principal amount at maturity (equivalent at issuance to of ALZA common stock at a conversion price of $78.60 per share), subject to certain anti-dilution adjustments. At the option of the holder, the 3% Debentures will be repurchased by ALZA on July 28, 2003, 2008 or 2013, at a purchase price equal to the issue price plus accreted original issue discount to such purchase date. ALZA, at its option, may elect to deliver either ALZA common stock or cash, or a combination of stock or cash, in the event of repurchase of the 3% Debentures. ALZA, at its option, may also redeem any or all of the 3% Debentures after July 28, 2003, at the issue price plus accreted original issue discount. The proceeds of the offering will be used for general corporate purposes. If the holders of ALZA's outstanding 5% Debentures do not convert their debentures to common stock prior to the redemption date, ALZA may use the proceeds from the 3% Debentures to pay the redemption price of the outstanding 5% Debentures.

     ALZA believes that its existing cash and investment balances, including the proceeds from the sale of the 3% Debentures, are adequate to fund its cash needs for 2000 and beyond. In addition, should the need arise, ALZA believes it would be able to borrow additional funds (although no such borrowing arrangements are in place) or otherwise raise additional capital. ALZA may use its capital to acquire or license technology or products and/or to make strategic investments.

Item 3. Quantitative and Qualitative Disclosures about Market
Risk

     Financial market risks related to changes in interest rates and foreign currency exchange rates are described in Part II,
Item 7A, Quantitative and Qualitative Disclosure About Market Risk, in ALZA's Annual Report on Form 10-K for the year ended December 31, 1999.

     ALZA is exposed to equity price risks on the marketable portion of equity securities included in its portfolio of investments entered into to further its business and strategic objectives. These investments are generally in small capitalization stocks in the pharmaceutical and biotechnology industry sector, in companies with which ALZA has research and development or product agreements or certain other commercial arrangements. ALZA typically does not attempt to reduce or eliminate its market exposure on these securities. A 20% adverse change in equity prices would result in an approximate $5.2 million decrease in ALZA's available-for-sale securities, based upon a sensitivity analysis performed on ALZA's financial position at June 30, 2000. However, actual results may differ materially.


PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings

     Product liability suits have been filed against ALZA from time to time relating to various products, and a number of suits have been filed against Janssen and ALZA relating to the Duragesic product. Janssen is managing the defense of the Duragesic product suits in consultation with ALZA under an agreement between the parties.

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

Item 4. Submission of Matters to a Vote of Security Holders

   (a) The annual meeting of the stockholders of ALZA was held on May 18, 2000.

   (b) A total of 86,470,225 shares were represented at the annual meeting. Stockholders approved the following proposals:

        (i)  Election of Class I Directors:

                                   Votes For      Votes Withheld

             Dr. William R. Brody  85,545,557           924,668
             Julian N. Stern       84,661,683         1,808,542


        (ii) An automatic annual increase in the number of shares of ALZA common stock reserved for issuance under ALZA's Amended andRestated Employee Stock Purchase Plan. There were 78,878,032 votes in favor, 7,130,458 votes against andand 461,375 abstentions.

       (iii) The ratification of the appointment of Ernst & Young
             LLP as ALZA's independent auditors for the fiscal year ended December 31, 2000. There were 86,010,720 votes in favor, 156,699 votes against and 302,706 abstentions.

Item 6. Exhibits and Reports on Form 8-K

   (a) Exhibits:

       27   Financial Data Schedule

   (b)  No reports on Form 8-K were filed during the quarter

                           SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   ALZA CORPORATION



Date: August 11, 2000         By:            /s/ E. Mario
                                         ____________________
                                           Dr. Ernest Mario
                                          Chairman and Chief
                                          Executive Officer



Date: August 11, 2000         By:        /s/ Matthew K. Fust
                                        ________________________
                                           Matthew K. Fust
                                        Senior Vice President and
                                        Chief Financial Officer



                          EXHIBIT INDEX

Exhibit

27     Financial Data Schedule