Form 10-Q
period 2000-09-30
ALZA CORP
filed 2000-11-13
CIK 4310

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            FORM 10-Q

 (X) Quarterly Report Pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934 for the quarterly period ended September 30, 2000

                               or

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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )



Number of shares outstanding of each of the registrant's classes of common stock as of October 31, 2000:

Common Stock, $.005 par value - 236,683,232 shares

                        ALZA CORPORATION
                 FORM 10-Q for the Quarter Ended
                       September 30, 2000

                              INDEX


Part I. Financial Information


Item 1. Financial Statements

     Condensed Consolidated Statement of Operations             3
     Condensed Consolidated Balance Sheet                       4
     Condensed Consolidated Statement of Cash Flows             5
     Notes to Condensed Consolidated Financial Statements    6-13


Item 2. Management's Discussion and Analysis of
       Financial Condition and Results of Operations        14-27


Item 3. Quantitative and Qualitative Disclosures about
       Market Risk                                          27-28


Part II. Other Information


Item 1. Legal Proceedings                                      28

Item 6. Exhibits and Reports on Form 8-K                    28-29


Signatures                                                     30


Exhibits

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

                        ALZA CORPORATION
   Condensed Consolidated Statement of Operations (unaudited)
             (In millions, except per share amounts)

                          Quarter Ended       Nine Months Ended
                          September 30,         September 30,
                          2000       1999         2000       1999
__________________________________________________________________
Revenues:
 Net sales               $164.8     $136.9     $408.2     $336.3
 Royalties, fees and
  other                    71.6       58.0      225.9      171.7
 Research and development  35.1       27.2       92.5       94.8
__________________________________________________________________
   Total revenues         271.5      222.1      726.6      602.8


Costs and expenses:
 Costs of products shipped 48.6       45.2      125.3      119.8
 Research and development  51.5       41.3      144.2      133.2
 Selling, general and
  administrative           93.3       65.9      250.9      181.5
 Merger-related expenses     -          -          -        32.6
__________________________________________________________________
    Total costs
     and expenses         193.4      152.4      520.4      467.1
__________________________________________________________________

Operating income           78.1       69.7      206.2      135.7

 Interest expense          13.5       14.1       44.2       43.8
 Interest and
  other income            (18.1)      (7.3)     (30.7)     (30.7)
__________________________________________________________________
   Net interest and other
     (income) expense      (4.6)       6.8       13.5       13.1
__________________________________________________________________

Income before income taxes 82.7       62.9      192.7      122.6

Provision for income taxes 25.6       20.1       59.7       41.9
__________________________________________________________________
Net income               $ 57.1     $ 42.8     $133.0     $ 80.7
==================================================================

Earnings per share (See Note 1)

  Basic                  $ 0.26     $ 0.21     $ 0.63     $ 0.40
==================================================================

  Diluted                $ 0.23     $ 0.20     $ 0.59     $ 0.39
==================================================================

Shares used in per share computation (See Note 1)

  Basic                  221.6      202.6       210.4      201.6
==================================================================

  Diluted                277.2      258.8       265.2      206.6
==================================================================

                     See accompanying notes.

                        ALZA CORPORATION
        Condensed Consolidated Balance Sheet (unaudited)
                          (In millions)
                                      September 30, December 31,
                                           2000         1999
_______________________________________________________________

ASSETS
Current assets:
  Cash and cash equivalents              $  844.9      $  149.4
  Short-term investments                    118.7          68.0
  Receivables, net                          172.4         125.7
  Inventories, at cost:
   Raw materials                             20.7          26.0
   Work in process                           22.7          10.4
   Finished goods                            32.6          32.6
                                          _______       _______
     Total inventories                       76.0          69.0
  Prepaid expenses and other
   current assets                            24.2          20.6
                                          _______       _______
     Total current assets                 1,236.2         432.7

Property, plant and equipment               585.0         563.5
Less accumulated depreciation
 and amortization                          (169.2)       (145.7)
                                          _______       _______
     Net property, plant and equipment      415.8         417.8

Long-term investments                       424.0         381.5
Deferred product acquisition costs          282.5         283.4
Cash surrender value of life insurance      179.8         148.4
Other assets                                202.1         188.7
                                          _______       _______

TOTAL ASSETS                             $2,740.4      $1,852.5
                                         ========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                       $   68.5      $   75.9
  Accrued liabilities                        55.6          51.5
  Other current liabilities                   9.8           7.5
                                          _______       _______

     Total current liabilities              133.9         134.9

5% convertible subordinated debentures        -           495.5
5 1/4% zero coupon convertible
 subordinated debentures                    458.2         443.7
3% zero coupon convertible
 subordinated debentures                    604.0           -
Other long-term liabilities                 107.4          86.6

Stockholders' equity:
 Common stock and additional
  paid-in capital                         1,311.3         706.6
 Accumulated other comprehensive loss         4.6          (2.8)
 Retained earnings (accumulated deficit)    121.0         (12.0)
                                          _______       _______

     Total stockholders' equity           1,436.9         691.8
TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                   $2,740.4      $1,852.5
                                         ========      ========

                     See accompanying notes.

                        ALZA CORPORATION
   Condensed Consolidated Statement of Cash Flows (unaudited)
                          (In millions)
                                              Nine Months Ended
                                                September 30,
                                                2000       1999
_______________________________________________________________
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                   $ 133.0   $  80.7
 Non-cash adjustments to reconcile net income
  to net cash provided by operating activities:
  Depreciation and amortization                  38.0      30.4
  Amortization of product
    acquisition payments                         17.8      18.2
   Interest on 5 1/4% zero coupon convertible
    subordinated debentures                      16.8      16.9
  Interest on 3% zero coupon convertible
   subordinated debentures                        3.1       -
  Undistributed income from real estate
   joint venture                                 (3.5)      -
  Gain on sale of real estate and
   other assets, net                             (3.3)    (12.4)
  Asset write-down                                1.4      11.1
  Changes in current assets:
   Receivables                                  (44.5)    (20.7)
   Inventories                                  (10.1)     (2.1)
   Prepaid expenses and other current assets     (8.8)    (11.2)
   Prepaid premiums and increase in cash surrender
     value of life insurance                    (31.3)    (35.9)
  Changes in liabilities:
   Accounts payable                             (18.6)    (13.4)
   Accrued liabilities                           38.2      24.2
   Other long-term liabilities                    7.2       3.9
                                        								_____	    _____
     Total adjustments                            2.4       9.0
                                                _____     _____
 Net cash provided by operating activities      135.4      89.7

CASH FLOWS FROM INVESTING ACTIVITIES:

 Capital expenditures                           (27.1)    (62.9)
 Proceeds from sale of real estate
  and other assets                                4.8      20.1
 Product acquisition payments                    (5.6)    (35.0)
 Purchases of available-for-sale securities (187.7) (126.1) Sales and maturities of available-for-sale
  securities                                    107.5     206.7
 Other investing activities                      10.8     (12.8)
                                                _____     _____
Net cash used in investing activities           (97.3)    (10.0)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Issuances of common stock                       77.4      37.4
 Net proceeds from 3% convertible
   subordinated debentures                      587.4       -
 Principal repayments of long-term debt, net     (7.4)    (10.5)
                                                _____     _____
Net cash provided by financing activities       657.4      26.9

Net (decrease) increase in
 cash and cash equivalents                      695.5     106.6

Cash and cash equivalents at
 beginning of period                            149.4     110.1
                                              _______   _______
Cash and cash equivalents at end of period    $ 844.9   $ 216.7
                                              =======   =======
                     See accompanying notes.

ALZA CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited)

NOTE 1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. The information as of September 30, 2000 and for the quarter and nine months ended September 30, 2000 and 1999 includes all adjustments (consisting only of normal recurring adjustments) that the management of ALZA Corporation ("ALZA") believes necessary for fair presentation of the results for the periods presented.

     Results for any interim period are not necessarily indicative of results for any future interim period or for the entire year. The accompanying financial statements should be read in conjunction with the financial statements and notes thereto included in ALZA's Annual Report on Form 10-K for the year ended December 31, 1999.

Stock Split

     On October 31, 2000, ALZA stockholders voted to amend ALZA's Restated Certificate of Incorporation to increase the authorized common stock from 300 million shares to one billion shares. ALZA stockholders also approved a two-for-one split of common stock for distribution on November 15, 2000 to stockholders of record on November 1, 2000. The per share par value of Common Stock was adjusted from $0.01 to $0.005. All share and per share data for all periods presented in this report have been adjusted to reflect the split.

Comprehensive Income

     Total comprehensive income includes net income plus other comprehensive income, which, for ALZA, primarily comprises net unrealized gains or losses on available-for-sale securities. Total comprehensive income was $64.1 million and $44.6 million for the quarters ended September 30, 2000 and 1999, respectively, and $140.4 million and $83.6 million for the nine months ended September 30, 2000 and 1999, respectively. Other comprehensive income was $7.0 million and $1.8 million for the quarters ended September 30, 2000 and 1999, respectively, and $7.4 million and $2.9 million for the nine months ended September 30, 2000 and 1999, respectively.

Supplemental Disclosures of Cash Flow Information

Noncash Investing and Financing   Nine months ended September 30,
  Activities (In millions)            2000             1999
_________________________________________________________________

Tax benefit for stock option
  and stock purchase plan          $ 28.2            $ 9.8
Conversion of 5% and 5 1/4% Debentures
  into ALZA common stock            503.9              4.5
Investment in low income housing in
  exchange for long-term investment  23.0              7.0

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

     In March 2000, the FASB issued Interpretation No. 44 "Accounting for Certain Transactions involving Stock Compensation-an Interpretation of Accounting Principles Board (APB) Opinion
No. 25" ("FIN 44"). FIN 44 clarifies the application of APB Opinion No. 25. FIN 44 was effective July 1, 2000. The adoption of FIN 44 did not have a material effect on ALZA's financial position or results of operations.


NOTE 2. EARNINGS PER SHARE INFORMATION

     Basic earnings per share is calculated by dividing net income by the weighted average common shares outstanding for the period. Diluted earnings per share is calculated by dividing net income, as adjusted, by the weighted average common shares outstanding for the period plus the dilutive effect of stock options, warrants and convertible securities.

     The following table sets forth the computation of ALZA's basic and diluted earnings per share:
                            Quarter Ended      Nine Months Ended
(In millions, except        September 30,        September 30,
   per share amounts)       2000      1999         2000     1999
________________________________________________________________
NUMERATOR:
Basic
 Net income                $ 57.1    $ 42.8       $133.0  $ 80.7
                           ======    ======       ======  ======
Diluted
 Net income                $ 57.1    $ 42.8       $133.0  $ 80.7
 Adjustments, net of tax:
  Interest on 5%, 5 1/4%
   and 3% Debentures          7.3       8.4         24.4     -
                           ______    ______       ______  ______
 Adjusted net income       $ 64.4    $ 51.2       $157.4  $ 80.7
                           ======    ======       ======  ======

DENOMINATOR:
Basic
 Weighted average shares    221.6     202.6       210.4    201.6
                           ======    ======       ======  ======

Diluted
 Weighted average shares    222.2     203.2       211.0    202.2
 Effect of dilutive
  securities:
   Employee stock options     6.4       5.0         4.4      4.4
   5% Debentures             12.8      26.0        21.6      -
   5 1/4% Debentures         24.4      24.6        24.4      -
   3% Debentures             11.4       -           3.8      -
                           ______    ______       ______  ______
 Weighted average shares
  and assumed conversions   277.2     258.8       265.2    206.6
                           ======    ======       ======  ======

Basic earnings per share   $ 0.26    $ 0.21       $0.63   $ 0.40
                           ======    ======       ======  ======

Diluted earnings per share $ 0.23    $ 0.20       $0.59   $ 0.39
                           ======    ======       ======  ======


     Options to purchase 2.2 million shares of common stock were excluded from the diluted earnings per share calculation for the nine months ended September 30, 2000, compared to options and warrants to purchase 5.6 million and 4.2 million shares of common stock that were excluded for the quarter and nine months ended September 30, 1999, respectively. These options and warrants were excluded because their exercise price was greater than the average market price of the common shares during the periods, and therefore the effect of including those options and warrants would have been anti-dilutive. Assumed conversions of ALZA's outstanding
5% convertible subordinated debentures due 2006 ("5% Debentures") and the 5 1/4% zero coupon convertible subordinated debentures due 2014 ("5 1/4% Debentures") were not included in the diluted earnings per share calculation for the nine months ended September 30, 1999, as their inclusion would have been anti-dilutive.

NOTE 3.  DEBT OBLIGATIONS

     On July 19, 2000, ALZA called for the redemption of its outstanding 5% Debentures on August 18, 2000. Substantially all holders of the 5% Debentures that were outstanding at July 19, 2000 elected to convert their debentures into shares of ALZA common stock at a conversion price of $19.09 per share, or approximately 13.09 shares per $1,000 principal amount of debentures. The aggregate number of shares issued from conversion of the 5% Debentures into ALZA common stock was 26.2 million. The amount paid to redeem the remaining 5% Debentures was not material.

     On July 28, 2000, ALZA completed a private offering of 3% zero coupon convertible subordinated debentures due July 28, 2020 (the "3% Debentures"), which were issued at a price of $551.26 per $1,000 principal amount at maturity. The 3% Debentures have a total principal amount at maturity of $1.09 billion, with a yield to maturity of 3% per annum, computed on a semiannual bond equivalent basis. There are no periodic interest payments. The offering resulted in approximately $587 million of net proceeds to ALZA. The 3% Debentures are convertible, at the option of the holder, at any time prior to maturity, unless previously redeemed or repurchased, into 14.027 shares of ALZA common stock per $1,000 principal amount at maturity, at a conversion price of $39.30 per share, subject to certain anti-dilution adjustments. At the option of the holder, the 3% Debentures may be repurchased by ALZA on July 28, 2003, 2008 or 2013, at a purchase price equal to the issue price plus accreted original issue discount to such purchase date. ALZA, at its option, may elect to deliver either ALZA common stock or cash, or a combination of stock and cash, in the event of repurchase of the 3% Debentures. ALZA, at its option, may also redeem any or all of the 3% Debentures after July 28, 2003 at the issue price plus accreted original issue discount. The proceeds of the offering will be used for general corporate purposes, which may include acquisition of products, technology and additional facilities.

NOTE 4. CRESCENDO PHARMACEUTICALS CORPORATION (RELATED PARTY)

     On September 29, 2000, ALZA exercised its option to acquire all of the Class A Common Stock (the "Stock") of Crescendo for a cash payment of $100.0 million. ALZA exercised its option to acquire the Crescendo Stock pursuant to the terms of the purchase option set forth in Crescendo's Restated Certificate of Incorporation. The closing date of the transaction is November 13, 2000. ALZA is funding the acquisition through available working capital. The transaction will be accounted for as a purchase, and, accordingly, the purchase price will be allocated to cash and investments, a deferred tax asset, developed products and acquired in-process research and development ("IPR&D"). The cash and investments (expected to be $14 million to $16 million) will be valued at their fair market values at the closing date. The valuation of the deferred tax asset (expected to be $25 million to $30 million) represents estimated future tax savings that ALZA will likely receive as a result of the Crescendo acquisition. The remaining purchase price will be allocated to developed products as deferred product acquisition costs (expected to be $45 million to $50 million) and IPR&D (expected to be $8 million to $12 million), which is determined using a risk adjusted present value calculation of the future royalties
ALZA would have paid for products Crescendo has developed and is in the process of developing.

     After the closing date, Crescendo will be a wholly owned subsidiary of ALZA. Royalties that would otherwise have been paid by ALZA to Crescendo on net sales of products licensed from Crescendo will no longer be payable following the closing date. Following ALZA's exercise of its purchase option, there will no longer be research and development revenues from Crescendo.

     Under the Development Agreement between ALZA and Crescendo Pharmaceuticals Corporation ("Crescendo"), ALZA recorded product development revenues from Crescendo of $24.9 million for the quarter ended September 30, 2000 and $68.3 million for the nine months ended September 30, 2000, compared with $21.0 million for the quarter ended September 30, 1999 and $72.8 million for the nine months ended September 30, 1999.

     Under the Technology License Agreement between ALZA and Crescendo, ALZA recorded technology fee revenues from Crescendo of $0.7 million and $2.7 million for the quarter and nine months ended September 30, 2000, respectively, compared with $1.7 million and $5.7 million for the quarter and nine months ended September 30, 1999, respectively, all in accordance with the terms of the agreement.

   ALZA had an option to acquire an exclusive, royalty-bearing license to each product developed by Crescendo under the Development Agreement. The option was exercisable on a product-by-product, country-by-country, basis. In December 1998, ALZA exercised its option to obtain a worldwide license to OROSr oxybutynin (marketed in the United States as Ditropan XL-registered trademark). In July 2000, Sanofi-Synthelabo, ALZA's marketing partner for Ditropan XL in Europe, launched Ditropan XL in the United Kingdom after receiving regulatory approval to market the product in that country. In consideration of the grant of the license, ALZA paid
Crescendo 2.5% of net sales of the product in 1999 and 3% of net sales prior to the purchase option exercise in 2000.

     On August 1, 2000, the FDA approved OROS methylphenidate
(Concerta-trademark- (methylphenidate HCl) extended-release tablets (CII)) for marketing in the United States. Also on August 1, 2000, ALZA exercised its option to obtain a worldwide license to the product from Crescendo and launched the product in the United States.


NOTE 5.  MERGER-RELATED AND OTHER CHARGES

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

The following table shows the details of the accrual for merger-related costs through the nine months ended September 30, 2000:

                               Merger-            Balance at
                               related Utilized/ September 30,
(In millions)                   costs   Adjusted     2000
_________________________________________________________________

Merger transaction costs      $  13.2   $ 13.2    $   -
Exit costs                       14.3     13.7        0.6
Employee severance                5.1      5.1       -
                              _______   ______    _______

Total                         $  32.6   $ 32.0    $   0.6
                              =======   ======    =======

     As a result of the activities related to the termination of a merger agreement with Abbott Laboratories, Inc. ("Abbott") during the fourth quarter of 1999, ALZA incurred $13.4 million in merger-related costs. These costs included merger transaction costs, which consisted primarily of fees for investment bankers, attorneys and accountants, filing fees, financial printing costs, and other merger-related costs. The following table shows the details of the accrual for costs related to the terminated merger through the nine months ended September 30, 2000:

                               Merger-             Balance
                               related          at September 30,
(In millions)                   costs   Utilized     2000
________________________________________________________________
Transaction costs             $   9.8   $  9.6    $   0.2
Other merger-related costs        3.6      3.6       -
                              _______   ______    _______

Total                         $  13.4   $ 13.2    $   0.2
                              =======   ======    =======


NOTE 6.  SEGMENT REPORTING

     ALZA has two operating segments: ALZA Pharmaceuticals, which includes sales of products directly to the pharmaceutical marketplace, research and development for products marketed by, and potential products to be marketed by, ALZA (including revenues and expenses relating to products which have been under development with Crescendo) and certain co-promotion revenues for products co-promoted by ALZA; and ALZA Technologies, which includes research, development and manufacturing for client companies and ALZA Pharmaceuticals, and royalties and fees resulting from sales by ALZA's client companies of products developed under joint development and commercialization agreements. The "Other" category primarily comprises corporate general and administrative expenses, including finance, legal, human resources, commercial development, executive and other functions not directly attributable (or allocated) to the activities of the operating segments, as well as rental and service fee revenues.

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

     For the current year segment presentation, certain research and development expenses previously recorded in the ALZA Technologies segment and charged to ALZA Pharmaceuticals were moved to the ALZA Pharmaceuticals segment, as they were incurred directly by ALZA Pharmaceuticals departments. Under the prior period's segment presentation, intersegment revenues for ALZA Technologies for the quarter and nine months ended September 30, 2000 would have been $24.9 million and $68.3 million instead of $11.4 million and $36.1 million under the current segment presentation.

     Certain prior year amounts have been reclassified to conform to the current segment presentation. These amounts relate to the cost of sales of in-licensed products marketed by ALZA
Pharmaceuticals, which under the current presentation are recorded in ALZA Technologies and sold to ALZA Pharmaceuticals at an intersegment transfer price.

     The following tables contain information about segment operating income (loss) for the quarter and nine months ended September 30, 2000 and 1999.
                          Quarter Ended       Nine Months Ended
                           September 30,        September 30,
(In millions)               2000     1999       2000      1999
________________________________________________________________
Revenues from external customers
Net sales
 ALZA Pharmaceuticals    $ 135.7   $ 106.3   $ 315.5   $243.0
 ALZA Technologies          29.1      30.6      92.7     93.3
Royalties, fees and other
 ALZA Pharmaceuticals        6.6       3.7      13.0     10.0
 ALZA Technologies          60.7      54.0     204.0    160.6
 Other                       4.3       0.3       8.9      1.1
Research and development
 ALZA Pharmaceuticals       24.9      21.0      68.3     72.8
 ALZA Technologies          10.2       6.2      24.2     22.0
                         _______   _______   _______   ______
  Total                  $ 271.5   $ 222.1   $ 726.6   $602.8
                         =======   =======   =======   ======
Intersegment revenues
Net sales
 ALZA Pharmaceuticals    $   -     $   -     $   -     $  -
 ALZA Technologies          16.5      12.9      36.2     28.9
Research and development
 ALZA Pharmaceuticals        0.2       -         1.1      -
 ALZA Technologies          11.4      21.2      36.1     73.0
                         _______   _______   _______   ______
 Total                   $  28.1   $  34.1   $  73.4   $101.9
                         =======   =======   =======   ======

Segment operating income (loss)
 ALZA Pharmaceuticals    $  30.4   $  28.2   $  43.9   $ 35.1
 ALZA Technologies          54.1      49.8     187.7    155.7
 Other                      (6.4)     (8.3)    (25.4)1  (55.1)2
                         _______   _______   _______   ______
 Total                   $  78.1   $  69.7   $ 206.2   $135.7
                         =======   =======   =======   ======
________________________________________________________________
1 For the nine months ended September 30, 2000, the operating loss for Other includes $4.8 million of charges associated with the consolidation of certain research and development facilities. Excluding these charges, operating loss for Other would have been $20.6 million for the nine months ended September 30, 2000.

2 For the nine months ended September 30, 1999, the operating loss for Other includes merger-related expenses of $32.6 million relating to the acquisition of SEQUUS. Excluding these charges, operating loss for Other would have been $22.5 million for the nine months ended September 30, 1999.

     The following table contains a reconciliation of ALZA's income before taxes to that reported by segment in the tables above:

                            Quarter Ended     Nine Months Ended
                            September 30,       September 30,
(In millions)               2000    1999       2000      1999
________________________________________________________________
Income (loss) before taxes
Total operating income for
 reportable segments    $  78.1   $  69.7   $ 206.2   $ 135.7
Unallocated amounts:
 Interest and other income 18.1       7.3      30.7      30.7
 Interest expense         (13.5)    (14.1)    (44.2)    (43.8)
                        ________  ________  ________  ________
Income before income
 taxes                  $  82.7   $  62.9   $ 192.7   $ 122.6
                        ========  ========  ========  ========




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


RESULTS OF OPERATIONS
SUMMARY
                            Quarter Ended     Nine Months Ended
(In millions, except         September 30,       September 30,
 per share amounts)         2000      1999       2000     1999
_________________________________________________________________
Revenues                 $ 271.5   $ 222.1    $ 726.6  $ 602.8
_________________________________________________________________
Operating income            78.1      69.7      206.2    135.7
_________________________________________________________________
Net income                  57.1      42.8      133.0     80.7
_________________________________________________________________
Diluted earnings
 per share(1)               0.23      0.20       0.59     0.39
_________________________________________________________________

(1) Reflects the two-for-one stock split effective November 1, 2000.

     ALZA's net income for the quarter ended September 30, 2000 was $57.1 million or $0.23 per diluted share compared with net income of $42.8 million or $0.20 per diluted share for the quarter ended September 30, 1999. ALZA's net income for the nine months ended September 30, 2000 was $133.0 million or $0.59 per diluted share compared with $80.7 million or $0.39 per diluted share for the nine months ended September 30, 1999. Net income for the nine months ended September 30, 2000 included charges of $3.3 million (net of tax effect of $1.5 million), or $0.02 per diluted share, associated with the consolidation of certain research and development facilities. Net income for the nine months ended September 30, 1999 included charges related to the SEQUUS merger of $24.8 million (net of tax effect of $7.8 million), or $0.12 per diluted share. Excluding these charges, net income for the nine months ended September 30, 2000 and 1999 were $136.3 million or $0.61 per diluted share and $105.5 million or $0.51 per diluted share, respectively. The increase in net income for the quarter and nine months ended September 30, 2000 compared to the same periods in 1999 resulted primarily from the following:

  - Net sales increased 20% to $164.8 million for the quarter ended September 30, 2000 from $136.9 million for the quarter ended September 30, 1999, and increased 21% to $408.2 million for the nine months ended September 30, 2000 from $336.3 million for the nine months ended September 30, 1999. The increase in net sales resulted primarily from a 28% increase in net sales of ALZA-marketed products to $135.7 million for the quarter ended September 30, 2000 from $106.3 million for the quarter ended September 30, 1999, and a 30% increase to $315.5 million for the nine months ended September 30, 2000 from $243.0 million for the nine months ended September 30, 1999.

  - Gross margin increased to 71% for the quarter ended September 30, 2000 from 67% for the quarter ended September 30, 1999, and increased to 69% for the nine months ended September 30, 2000 from 64% for the nine months ended September 30, 1999.

  - Royalties, fees and other revenues increased 23% to $71.6 million for the quarter ended September 30, 2000 from $58.0 million for the quarter ended September 30, 1999, and increased 32% to $225.9 million for the nine months ended September 30, 2000 from $171.7 million for the nine months ended September 30, 1999.

  - Net interest and other income increased substantially to $4.6 million for the quarter ended September 30, 2000 from a net interest and other expense of $6.8 million for the quarter ended September 30, 1999. Net interest and other expense increased slightly to $13.5 million for the nine months ended September 30, 2000 compared with $13.1 million for the nine months ended September 30, 1999.

     Substantially offsetting these contributions to net income for the quarter and nine months ended September 30, 2000 were the following:

  - Selling, general and administrative expenses increased 42% to $93.3 million for the quarter ended September 30, 2000 from $65.9 million for the quarter ended September 30, 1999, and increased 36% to $246.1 million for the nine months ended September 30, 2000, excluding the charges described above, from $181.5 million for the nine months ended September 30, 1999.


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

                            Quarter Ended     Nine Months Ended
OPERATING SEGMENT SUMMARY   September 30,       September 30,
(In millions)               2000      1999      2000     1999
_________________________________________________________________
Revenues
ALZA PHARMACEUTICALS     $ 167.4   $ 131.0   $ 397.9   $325.8
ALZA TECHNOLOGIES          127.9     124.9     393.2    377.8
OTHER                        4.3       0.3       8.9      1.1
_________________________________________________________________

Total segment revenues     299.6     256.2     800.0    704.7
Intersegment elimination   (28.1)    (34.1)    (73.4)  (101.9)
_________________________________________________________________

 Total revenues          $ 271.5   $ 222.1   $ 726.6   $602.8
_________________________________________________________________

Operating income (loss)
ALZA PHARMACEUTICALS     $  30.4   $  28.2   $  43.9   $ 35.1
ALZA TECHNOLOGIES           54.1      49.8     187.7    155.7
OTHER                       (6.4)     (8.3)    (25.4)1  (55.1)2
_________________________________________________________________

 Total operating income  $  78.1   $  69.7   $ 206.2  $ 135.7
_________________________________________________________________

1 For the nine months ended September 30, 2000, the operating loss for Other includes $4.8 million of charges associated with the consolidation of certain research and development facilities. Excluding these charges, operating loss for Other would have been $20.6 million for the nine months ended September 30, 2000.
2 For the nine months ended September 30, 1999, the operating loss for Other includes merger-related expenses of $32.6 million relating to the acquisition of SEQUUS. Excluding these charges, operating loss for Other would have been $22.5 million for the nine months ended September 30, 1999.


ALZA PHARMACEUTICALS

     Operating income increased 8% and 25% for the quarter and nine months ended September 30, 2000, respectively, compared to the same periods in 1999, primarily due to a 28% and 22% increase in revenues for the quarter and nine months ended September 30, 2000, respectively, compared to the same periods in 1999. The increase in revenues was primarily due to a 28% and 30% increase in net sales of ALZA-marketed products for the quarter and nine months ended September 30, 2000, respectively, compared to the same periods in 1999. In addition, research and development expenses declined 12% for the nine months ended September 30, 2000 compared to the same period in 1999. Offsetting the increase in revenues was a 46% and 39% increase in sales, marketing and product amortization expenses for the quarter and nine months ended September 30, 2000, respectively, compared to the same periods in 1999.

ALZA TECHNOLOGIES

     Operating income increased 9% and 21% for the quarter and nine months ended September 30, 2000, respectively, compared to the same periods in 1999, primarily due to a 12% and 27% increase in revenues from royalties, fees and other for the quarter and nine months ended September 30, 2000, respectively, compared to the same periods in 1999, and a 9% and 12% decrease in research and development expenses for the quarter and nine months ended September 30, 2000, compared to the same periods in 1999. Partially offsetting the increase in revenues from royalties, fees and other and the decrease in research and development expenses was a 46% and 51% decrease in intersegment research and development revenues for the quarter and nine months ended September 30, 2000, respectively, compared to the same periods in 1999.

OTHER

     Operating loss decreased slightly for the quarter and nine months ended September 30, 2000, compared to the same periods in 1999, in both nine month periods excluding certain charges described above. The decrease in operating loss was primarily due to substantial increases in rental income for the quarter and nine months ended September 30, 2000, compared to the same periods in 1999. Partially offsetting the increase in rental income was a 21% and 24% increase in general and administrative expenses for the quarter and nine months ended September 30, 2000, respectively, compared to the same periods in 1999.

                            NET SALES


Net Sales                   Quarter Ended       Nine Months Ended
                            September 30,         September 30,
(Dollars in millions)        2000     1999         2000     1999
_________________________________________________________________

ALZA PHARMACEUTICALS
  Ditropan XL-registered
   trademark-              $ 47.9    $ 25.4       $126.4  $ 61.8
  Doxilr/Caelyx-registered
   trademark-                24.6      24.0        52.7     52.3
  Ethyol-registered
   trademark-                12.3      17.7        33.7     34.8
  Elmiron-registered
   trademark-                11.1      10.0        24.9     22.6
  Concerta-trademark-        24.4       -          24.4      -
  Mycelex-registered
   trademark-Troche           2.9      11.6        16.5     24.3
  Testoderm-registered
   trademark-TTS line         3.6       5.0        14.2     14.7
  Other                       8.9      12.6        22.7     32.5
___________________________________________________________________

  Total                     135.7     106.3       315.5    243.0
___________________________________________________________________

ALZA TECHNOLOGIES
Contract manufacturing       29.1      30.6        92.7     93.3
Intersegment                 16.5      12.9        36.2     28.9
___________________________________________________________________

  Total                      45.6      43.5       128.9    122.2
___________________________________________________________________

Intersegment eliminations   (16.5)    (12.9)      (36.2)   (28.9)
___________________________________________________________________

Total net sales            $164.8    $136.9       $408.2  $336.3
___________________________________________________________________

Total net sales as a percentage
 of total revenues          61%       62%         56%      56%
___________________________________________________________________


ALZA PHARMACEUTICALS

     Included in net sales of ALZA Pharmaceuticals are sales of the products marketed directly by ALZA in the United States and Canada, and sales of those products in other countries through distributors
(and to a limited extent, direct sales by ALZA of Amphocil-registered trademark-(lipid-based amphotericin B) in the United Kingdom).
Net sales of ALZA-marketed products increased 28% and 30% for the quarter and nine months ended September 30, 2000, respectively, compared to the same periods in 1999. This increase in ALZA Pharmaceuticals' net sales can be primarily attributed to substantial increases in sales of Ditropan XL and sales of Concerta, which was launched in August
2000, for the quarter and nine months ended September 30, 2000, compared to the same periods in 1999.

     Net sales of ALZA-marketed products can be expected to vary significantly from year to year, particularly in the first years after launch of a new product. Concerta was launched in August
2000, Ditropan XL was launched in the first quarter of 1999, and Doxil-registered trademark-(doxorubicin HCl liposome injection), Ethyol-registered trademark-(amifostine), Elmiron-registered trademark- (pentosan polysulfate sodium) and Testoderm-registered trademark-TTS (Testosterone Transdermal System) were cleared for marketing during the past few years. In September 1999, the FDA approved new indications for Ethyol and Doxil. In July 2000, Sanofi-Synthelabo, ALZA's marketing partner for Ditropan XL in Europe, launched Ditropan XL in the United Kingdom after receiving regulatory approval to market the product in that country. Wholesaler stocking patterns, managed care and formulary acceptance, the introduction of competitive products, and acceptance by patients and physicians will also affect future sales of ALZA's products.

ALZA TECHNOLOGIES

     Net sales include sales generated from contract manufacturing activities for ALZA's client companies and manufacturing for ALZA Pharmaceuticals. Net sales from contract manufacturing for the quarter and nine months ended September 30, 2000 remained relatively constant compared to the same periods in 1999, as ALZA experienced increases in shipments of Duragesic-registered trademark-(fentanyl) to Janssen Pharmaceutica, Inc. (together with its affiliates, "Janssen") and Nicoderm-registered trademark- and NicoDerm-registered trademark-CQ-registered trademark- (nicotine transdermal system) to Aventis S.A. ("Aventis") and SmithKline
Beecham p.l.c.("SB"), which were offset by a decline in shipments of Glucotrol XL-registered trademark- (glipizide) to Pfizer Inc. ("Pfizer"), Covera-HS-registered trademark- (verapamil hydrochloride) to Pharmacia Corporation and Catapres-TTS-registered trademark- (clonidine) to Boehringer Ingelheim Pharmaceuticals, Inc.

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


                          GROSS MARGIN

Gross Margin
                           Quarter Ended       Nine Months Ended
                            September 30,        September 30,
                            2000      1999        2000     1999
_________________________________________________________________

ALZA PHARMACEUTICALS(1)     80%       81%         80%      81%
ALZA TECHNOLOGIES(1)        16%       14%         23%      17%
_________________________________________________________________

Gross margin as percentage
 of total net sales(2)      71%       67%         69%      64%
___________________________________________________________________


(1)  Includes intersegment revenues or expenses.
(2)  After intersegment eliminations.

     The increase in total gross margin for the quarter and nine months ended September 30, 2000 compared to the same periods for 1999 was due to a relative increase in shipments of higher-margin products by ALZA Pharmaceuticals, as well as an increase in ALZA Pharmaceuticals' sales as a percentage of total sales.

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

Royalties, Fees and Other Revenues

                           Quarter Ended        Nine Months Ended
                            September 30,          September 30,
(Dollars in millions)        2000      1999        2000    1999
________________________________________________________________

ALZA PHARMACEUTICALS       $  6.6    $  3.7      $ 13.0   $ 10.0
ALZA TECHNOLOGIES            60.7      54.0       204.0    160.6
OTHER                         4.3       0.3         8.9      1.1
Total royalties, fees and
  other revenues           $ 71.6    $ 58.0      $225.9   $171.7
_________________________________________________________________

Percentage of
  total revenues              26%       26%         31%      28%
_________________________________________________________________


ALZA PHARMACEUTICALS

     For the quarter and nine months ended September 30, 2000, fee revenues for ALZA Pharmaceuticals included technology fees from Crescendo of $0.7 million and $2.7 million, respectively, compared to $1.7 million and $5.7 million for the same periods in 1999, as provided in the agreements between ALZA and Crescendo. Fee revenues from Crescendo ended in the third quarter of 2000. In addition, ALZA Pharmaceuticals' royalties, fees and other revenues included co-promotion fee revenues of $3.5 million and $6.4 million for the quarter and nine months ended September 30, 2000, respectively, compared to $2.0 million and $4.3 million for the same periods in 1999.

ALZA TECHNOLOGIES

     Royalties, fees and other revenues increased 12% and 27% for the quarter and nine months ended September 30, 2000, respectively, compared to the same periods in 1999. The increase in royalties, fees and other revenues was primarily due to a $15.0 million upfront fee from Bayer in the second quarter of 2000 for commercialization rights to Viadur. In addition, royalties from product sales of Duragesic increased 29% and 34% for the quarter and nine months ended September 30, 2000, respectively, compared to the same periods in 1999.

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

      Sales of Procardia XL-registered trademark-(nifedipine), as reported by Pfizer, decreased 35% and 30% for the quarter and nine months ended September 30, 2000, respectively, compared to the same periods in 1999. Several companies have filed Abbreviated New Drug
Applications ("ANDAs") with the FDA requesting clearance to market generic sustained release nifedipine products which are asserted to be bioequivalent to Procardia XL, and two companies have received FDA approval of their ANDAs. Pfizer has filed various suits against certain ANDA applicants for infringement of patent rights relating to the nifedipine active drug substance in Procardia XL. In March 2000, Pfizer entered into a settlement agreement with Mylan Laboratories Inc. ("Mylan"), the first applicant for a generic version of Procardia XL. The settlement resolved the litigation pending between the parties, and Mylan announced that it would commercialize a generic version of Procardia XL to be supplied by Pfizer and incorporating ALZA's
OROS technology. Under its agreement with Pfizer, ALZA will receive royalties on such products. It is not possible to predict the timing and amount of the negative impact on sales of Procardia XL that will result from competition from generic sustained-release nifedipine products.

OTHER

     Other revenues increased substantially for the quarter and nine months ended September 30, 2000 compared to the same periods in 1999, primarily due to rental income from facilities that ALZA leased out beginning in the second half of 1999 and first half of 2000.


                    RESEARCH AND DEVELOPMENT

     ALZA's research and development revenues generally represent reimbursement of costs, including a portion of general and administrative expenses, by clients (including Crescendo) for the development of products. Therefore, product development activities do not contribute significantly to ALZA's operating results.

Research and Development Revenues

                             Quarter Ended     Nine Months Ended
                             September 30,        September 30,
(Dollars in millions)        2000      1999        2000    1999
________________________________________________________________

ALZA PHARMACEUTICALS
  Crescendo                $ 24.9    $ 21.0       $68.3   $ 72.8
  Intersegment                0.2       -           1.1      -
_________________________________________________________________

  Total                      25.1      21.0        69.4     72.8
_________________________________________________________________

ALZA TECHNOLOGIES
  Other clients              10.2       6.2        24.2     22.0
  Intersegment               11.4      21.2        36.1     73.0
_________________________________________________________________
  Total                      21.6      27.4        60.3     95.0
_________________________________________________________________

Intersegment elimination    (11.6)    (21.2)      (37.2)   (73.0)
_________________________________________________________________

Total research and development
  revenues                 $ 35.1    $ 27.2       $92.5   $ 94.8
_________________________________________________________________

Percentage of total
  revenues                    13%       12%         13%      16%
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

     On September 29, 2000, ALZA exercised its option to acquire all of the Class A Common Stock (the "Stock") of Crescendo for a cash payment of $100.0 million. ALZA exercised its option to acquire the Crescendo Stock pursuant to the terms of the purchase option set forth in Crescendo's Restated Certificate of Incorporation. The closing date of the transaction is November 13, 2000.

     After the closing date, Crescendo will be a wholly-owned subsidiary of ALZA. Royalties that would otherwise have been paid by ALZA to Crescendo on net sales of products licensed from Crescendo will no longer be payable following the closing date. Following ALZA's exercise of its purchase option, there will no longer be research and development revenues from Crescendo.

ALZA TECHNOLOGIES

     Research and development revenues from clients other than Crescendo increased 64% and 10% for the quarter and nine months ended September 30, 2000, respectively, compared to the same period in 1999, primarily due to several new development agreements with clients that have been signed since the beginning of 2000, which increased the level of product development activities. Revenues from product development activities vary from quarter to quarter depending upon the mix of projects underway and the phase of development of each project. The decrease in the intersegment revenues is due to the change in the current period's segment presentation for research and development expenses. In the current year segment presentation, certain research and development expenses previously recorded in the ALZA Technologies segment and charged to ALZA Pharmaceuticals were moved to the ALZA Pharmaceuticals segment, as they were incurred directly by ALZA Pharmaceuticals departments. Under the prior period's segment presentation, intersegment revenues for ALZA Technologies for the quarter and nine months ended September 30, 2000 would have been $24.9 million and $68.3 million, respectively, instead of $11.4 million and $36.1 million under the current segment presentation.

Research and Development Expenses

                             Quarter Ended     Nine Months Ended
                             September 30,       September 30,
(Dollars in millions)       2000      1999        2000     1999
_________________________________________________________________

ALZA PHARMACEUTICALS
  Intersegment             $ 11.4    $ 21.2       $36.1   $ 73.0
  Product development
   expense                   20.2       6.5        46.8     21.1
___________________________________________________________________

     Total                   31.6      27.7        82.9     94.1
_________________________________________________________________

ALZA TECHNOLOGIES
  Intersegment                0.2       -           1.1      -
  Product development
   expense                   31.3      34.8        97.4    112.1
___________________________________________________________________

  Total                      31.5      34.8        98.5    112.1
_________________________________________________________________

Intersegment elimination    (11.6)    (21.2)      (37.2)   (73.0)
_________________________________________________________________

Total research and development
 expenses                  $ 51.5    $ 41.3       $144.2  $133.2
_________________________________________________________________

Percentage of total revenues  19%       19%          20%     22%
_________________________________________________________________

ALZA PHARMACEUTICALS

    ALZA Pharmaceuticals engages ALZA Technologies to provide research and development services, which are charged under the same formula ALZA charges client companies. Total research and development expenses increased 14% for the quarter ended September 30, 2000 compared to the same period in 1999, primarily due to an increase in development expenses related to certain Crescendo projects. Total research and development expenses decreased 12% for the nine months ended September 30, 2000 compared to the same periods in 1999, due to a change in current period's segment presentation for research and development expenses. In the current year segment presentation, certain research and development expenses, including expenses of clinical studies, previously recorded in the ALZA Technologies segment and charged to ALZA Pharmaceuticals, were moved to the ALZA Pharmaceuticals segment, as they were incurred directly by ALZA Pharmaceuticals departments. Under the prior period's segment presentation, intersegment expenses for the quarter and nine months ended September 30, 2000 would have been $24.9 million and $68.3 million, respectively. Product development expense under the prior period's segment presentation for the quarter and nine months ended September 30, 2000 would have been $15.6 million and $34.0 million, respectively.

ALZA TECHNOLOGIES

     Research and development expenses decreased 9% and 12% for the quarter and nine months ended September 30, 2000, respectively, compared to same periods in 1999, reflecting the change in the current period's segment presentation for research and development expenses. In the current year segment presentation, certain research and development expenses previously recorded in the ALZA Technologies segment and charged to ALZA Pharmaceuticals were moved to the ALZA Pharmaceuticals segment, as they were incurred directly by ALZA Pharmaceuticals departments. Under the prior period's segment presentation, product development expense for the quarter and nine months ended September 30, 2000 would have been $45.0 million and $120.4 million, respectively.


          SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, General and Administrative Expenses

                             Quarter Ended      Nine Months Ended
                             September 30,         September 30,
(Dollars in millions)        2000      1999        2000     1999
_________________________________________________________________

ALZA PHARMACEUTICALS
  Sales and marketing
   expenses                $ 76.7    $ 51.3       $198.9  $139.6
  Amortization of product
   acquisition payments       3.8       3.7        10.9     11.3
___________________________________________________________________

  Total                      80.5      55.0       209.8    150.9
___________________________________________________________________

ALZA TECHNOLOGIES
  Amortization of product
   acquisition payments       2.2       2.3         6.8      6.9
___________________________________________________________________

OTHER
  General and administrative
   expenses                  10.6       8.6        34.31    23.7
_________________________________________________________________

  Total selling, general
   administrative expenses $ 93.3    $ 65.9       $250.9  $181.5
___________________________________________________________________

 Total selling, general and
  administrative expenses
  as a percentage of total
  revenues                    34%       30%          35%      30%
_________________________________________________________________

1 For the nine months ended September 30, 2000, general and administrative expenses for Other includes $4.8 million of charges associated with the consolidation of certain research and development facilities. Excluding these charges, general and administrative expenses for Other would have been $29.5 million for the nine months ended September 30, 2000.

ALZA PHARMACEUTICALS

     Total sales, marketing and product amortization expenses increased 46% and 39% for the quarter and nine months ended September 30, 2000, respectively, compared to the same periods in 1999, as a result of the significant increase in sales and marketing expenses for ALZA's expanded product portfolio and commercial organization, as well as the increase in sales and marketing expenses associated with the promotion of Ditropan XL and launch of Concerta. During the first half of 2000, ALZA increased the size of its urology, primary care and oncology sales forces. During the third quarter of 2000, ALZA expanded its central nervous system sales force in connection with the launch of Concerta.

     In April 2000, ALZA entered into an agreement with McNeil Consumer Healthcare ("McNeil"), a Johnson and Johnson company, to co-promote Concerta in the United States. ALZA and McNeil have deployed a combined sales force of over 400 sales professionals to support Concerta, including over 300 sales professionals from McNeil. McNeil will receive payments based on sales calls made and based on sales of Concerta above certain levels.

OTHER

     General and administrative expenses increased 23% and 24% for the quarter and nine months ended September 30, 2000, respectively, compared to the same period in 1999, excluding the first quarter 2000 charges described above. The increase was primarily due to an increase in corporate administrative expenses.


                          NET INTEREST

                            Quarter Ended      Nine Months Ended
Net Interest                September 30,         September 30,
(In millions)              2000       1999        2000      1999
_________________________________________________________________

Interest and
  other income         $ (18.1)     $ (7.3)    $(30.7)   $ (30.7)
Interest expense          13.5        14.1       44.2       43.8
________________________________________________________________

  Net interest and
  other (income) expense  (4.6)        6.8       13.5       13.1
________________________________________________________________


     Interest and other income increased significantly for the quarter ended September 30, 2000, compared to the same period in 1999, primarily due to an increase in interest income related to investment of the proceeds from the 3% Debenture financing completed in late July 2000. Interest expense was relatively constant for the quarter and nine months ended September 30, 2000, compared to the same periods in 1999.

Effective Tax Rate

     For the quarter and nine months ended September 30, 2000, ALZA's combined federal and state effective income tax rate was 31% compared to 32% for same periods in 1999, excluding the tax benefit of $7.8 million resulting from merger-related costs of $32.6 million. The actual effective income tax rate will depend upon the actual level of earnings, changes in the tax laws, and the amount of investment and research credits available and ALZA's ability to utilize such credits.


                 LIQUIDITY AND CAPITAL RESOURCES

Liquidity and Capital Resources   September 30,      December 31,
(In millions)                           2000               1999
_________________________________________________________________

Working capital                    $ 1,102.3         $    297.8
Cash and investments                 1,387.6              598.9
Total assets                         2,740.4            1,852.5
Long-term debt                       1,115.2              979.0
_________________________________________________________________

                                   Nine months ended September 30,
 (In millions)                         2000                1999
_________________________________________________________________

Net cash provided by
 operating activities               $ 135.4            $   89.7
Capital expenditures                   27.1                62.9
Product acquisition payments            5.6                35.0
_________________________________________________________________

     Cash flow generated by operating activities for the nine months ended September 30, 2000 was $135.4 million compared to $89.7 million (or $109.4 million excluding payments for merger-related expenses) for the nine months ended September 30, 1999. The increase in cash flow provided by operating activities was primarily due to higher net income of $133.0 million for the nine months ended September 30, 2000 compared with $80.7 million for the same period in 1999.

     ALZA's capital spending for the nine months ended September 30, 2000 was $27.1 million for additions to facilities and equipment to support its expanding research, development and manufacturing activities, compared to capital spending of $62.9 million for the same period in 1999. Capital expenditures for the remainder of 2000 are expected to be lower than 1999 levels as a result of the completion of the current phase of development of the Mountain View campus into which ALZA moved during 1999.

     On July 19, 2000, ALZA called for the redemption of its outstanding 5% Debentures on August 18, 2000. Substantially all holders of the 5% Debentures that were outstanding at July 19, 2000 elected to convert their debentures into shares of ALZA common stock at a conversion price of $19.09 per share, or approximately 13.09 shares per $1,000 principal amount of debentures. The aggregate number of shares issued upon conversion was 26.2 million. The amount paid to redeem the remaining 5% Debentures was not material.

     On July 28, 2000, ALZA completed a private offering of the 3% Debentures due July 28, 2020, which were issued at a price of $551.26 per $1,000 principal amount at maturity. The 3% Debentures have a total principal amount at maturity of $1.09 billion, with a yield to maturity of 3% per annum, computed on a semiannual bond equivalent basis. There are no periodic interest payments. The offering resulted in approximately $587 million of net proceeds to ALZA. The 3% Debentures are convertible, at the option of the holder, at any time prior to maturity, unless previously redeemed or repurchased, into 14.027 shares per $1,000 principal amount at maturity, at a conversion price of $39.30 per share, subject to certain anti-dilution adjustments. At the option of the holder, the 3% Debentures may be repurchased by ALZA on July 28, 2003, 2008 or 2013, at a purchase price equal to the issue price plus accreted original issue discount to such purchase date. ALZA, at its option, may elect to deliver either ALZA common stock or cash, or a combination of stock or cash, in the event of repurchase of the 3% Debentures. ALZA, at its option, may also redeem any or all of the 3% Debentures after July 28, 2003, at the issue price plus accreted original issue discount. The proceeds of the offering will be used for general corporate purposes, which may include acquisition of products, technology and additional facilities.

     ALZA believes that its existing cash and investment balances, including the proceeds from the sale of the 3% Debentures, are adequate to fund its cash needs for 2000 and beyond. Should the need arise, ALZA believes it would be able to borrow additional funds (although no such borrowing arrangements are in place) or otherwise raise additional capital. ALZA may use its capital to acquire or license technology or products and/or to make strategic investments. On September 29, 2000, ALZA exercised its option to acquire all of the Class A Common Stock of Crescendo for a cash payment of $100.0 million, which will be paid on the closing date of the transaction on November 13, 2000.

Item 3. Quantitative and Qualitative Disclosures about Market
Risk

     Financial market risks related to changes in interest rates and foreign currency exchange rates are described in Part II,
Item 7A, Quantitative and Qualitative Disclosure About Market Risk, in ALZA's Annual Report on Form 10-K for the year ended December 31, 1999 and have not changed materially since such date.

     ALZA is exposed to equity price risks on the marketable portion of equity securities included in its portfolio of investments entered into to further its business and strategic objectives. These investments are generally in small capitalization stocks in the pharmaceutical and biotechnology industry sector, in companies with which ALZA has research and development or product agreements or certain other commercial arrangements. ALZA typically does not attempt to reduce or eliminate its market exposure on these securities. A 20% adverse change in equity prices would result in an approximate $7.4 million decrease in ALZA's available-for-sale securities, based upon a sensitivity analysis performed on ALZA's financial position at September 30, 2000. However, actual results may differ materially.


PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings

     Product liability suits have been filed against ALZA from time to time relating to various products, and a number of suits have been filed against Janssen and ALZA relating to the Duragesic product. Janssen is managing the defense of the Duragesic product suits in consultation with ALZA under an agreement between the parties.

     In October 1999, purported class action lawsuits were filed against ALZA, Abbott and certain directors of each company and such suits were consolidated as In re Abbott/ALZA Merger Litigation in the federal court in the Northern District of Illinois (99C6584). The suits alleged that ALZA and Abbott had wrongfully failed to disclose certain regulatory issues regarding Abbott's diagnostic business to ALZA stockholders prior to an ALZA stockholders meeting in September 1999. The suits were dismissed in December 1999. Attorneys representing the plaintiffs in this litigation have petitioned the court for attorneys' fees in connection with their services in this case. ALZA and Abbott opposed this petition, which was denied by the Court in August 2000.

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


Item 6. Exhibits and Reports on Form 8-K

   (a) Exhibits:

        27        Financial Data Schedule

   (b) On August 10, 2000 ALZA filed a current report on Form 8-K to announce that it completed the sale of $1.09 billion aggregate principal amount at maturity of zero coupon convertible subordinated debentures due July 28, 2020.

        On September 6, 2000 ALZA filed a current report on Form
        8-K to announce that it completed the redemption of its 5% Convertible Debentures due 2006.

        On September 13, 2000 ALZA filed a current report on Form 8-K to announce that it called a special meeting of its stockholders to amend its Restated Certificate of Incorporation to (1) increase the number of authorized shares of the Company's Common Stock from its current level of 300,000,000 to 1,000,000,000 shares, (2) effect a two-for-one stock split of currently outstanding shares of Common Stock, and (3) adjust the per share par value of the Common Stock from $0.01 to $0.005.



                           SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   ALZA CORPORATION



Date: November 13, 2000       By:  /s/ Dr. Ernest Mario
                                           Dr. Ernest Mario
                                          Chairman and Chief
                                          Executive Officer



Date: November 13, 2000       By:  /s/ Matthew K. Fust
                                           Matthew K. Fust
                                        Senior Vice President and
                                        Chief Financial Officer



                          EXHIBIT INDEX




Exhibit

27     Financial Data Schedule