Form 10-K
period 2000-12-31
ALZA CORP
filed 2001-03-29
CIK 4310

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                             FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED
    DECEMBER 31, 2000

                   Commission File Number 1-6247

                          ALZA CORPORATION
      (Exact name of registrant as specified in its charter)

               Delaware                        77-0142070
(State or other jurisdiction of           (I.R.S. Employer
 incorporation of organization)            Identification No.)

1900 Charleston Road, P.O. Box 7210, Mountain View, CA 94039-7210
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



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[_]

     State the aggregate market value of the voting stock held by non-affiliates of the registrant, as of March 1, 2001:
$9,089,328,452

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of March 1, 2001:

     Title of Class                     Number of Shares
     Common Stock                       238,508,480

                DOCUMENTS INCORPORATED BY REFERENCE

     Part I, Item 1 (with respect to financial information of operating segments) and Part II, Items 5, 6, 7, 7A and 8 are incorporated by reference to the 2000 Annual Report to Stockholders. Part III, Items 10, 11, 12 and 13 are incorporated by reference to the definitive proxy statement for the registrant's Annual Meeting of Stockholders to be held on May 3, 2001.


             ALZA CORPORATION FORM 10-K ANNUAL REPORT
            FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                           TABLE OF CONTENTS

                                                               Page
Part I.

Item 1. BUSINESS                                                  3

Item 2. PROPERTIES                                               25

Item 3. LEGAL PROCEEDINGS                                        26

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS      27

        EXECUTIVE OFFICERS OF THE REGISTRANT                     27

Part II.

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND
         RELATED STOCKHOLDER MATTERS                             29

Item 6.  SELECTED CONSOLIDATED FINANCIAL DATA                    29

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS           29

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES
         ABOUT MARKET RISK                                       29

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA             29

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE                     29

Part III.

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT      29

Item 11. EXECUTIVE COMPENSATION                                  30

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
         AND MANAGEMENT                                          30

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS          30

Part IV.

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
         AND REPORTS ON FORM 8-K                                 30

         SIGNATURES                                              35

         EXHIBIT INDEX                                           37


                              PART I

Item 1.   BUSINESS

Notice Concerning Forward-Looking Statements

     Some of the statements made by ALZA Corporation ("ALZA") in this Annual Report on Form 10-K are forward-looking in nature, including but not limited to ALZA's sales and marketing plans and expansion, product development activities and plans, potential product approvals and launches, and other statements that are not historical facts. Forward-looking statements include, but are not limited to, statements that are not historical facts, and statements including forms of the words "intend", "believe", "will", "may", "could", "expect", "anticipate", "plan", "possible", and similar terms. The occurrence of the events described, and the achievement of the intended results, are subject to the future occurrence of many events, some or all of which are not predictable or within ALZA's control; therefore, actual results may differ materially from those anticipated in any forward-looking statement. Many risks and uncertainties are inherent in the pharmaceutical industry; others are more specific to ALZA's business. Many of the significant risks related to ALZA's business are described in this Annual Report on Form 10-K, including the risks described under the caption "Risks Related to ALZA's Business".

Introduction

     ALZA, headquartered in Mountain View, California, is a research-based pharmaceutical company with leading drug delivery technologies. ALZA was incorporated under the laws of the State of California on June 11, 1968, and changed its legal domicile from California to Delaware in 1987. ALZA applies its delivery technologies to develop pharmaceutical products with enhanced therapeutic value for its own portfolio and for many of the world's largest pharmaceutical companies. ALZA is currently focusing its sales and marketing efforts in the urology, oncology and central nervous system ("CNS") areas.

     Currently, ALZA is a fully integrated commercial pharmaceutical company operating in two business segments:

     - ALZA Pharmaceuticals develops and commercializes products in North America through its sales forces;
          outside North America, it currently commercializes these products through distributors.

     - ALZA Technologies develops and manufactures products which generally incorporate its drug delivery technologies for marketing by partner companies, as well as by ALZA Pharmaceuticals.

     For financial information about ALZA's business segments, see
Note 14 of the Notes to Consolidated Financial Statements referred to in Item 8 of this Form 10-K.

     In March 1999, ALZA acquired SEQUUS Pharmaceuticals, Inc. ("SEQUUS") in a merger that was accounted for by ALZA as a pooling of interests. As a result of the merger, ALZA acquired the Doxil-registered trademark- (doxorubicin HCl liposome injection) product and the STEALTH-registered trademark- liposomal technology. For financial information about the SEQUUS merger, see Note 12 of the Notes to Consolidated Financial Statements referred to in Item 8 of this Form 10-K.

Recent Developments

     On March 26, 2001, ALZA entered into an Agreement and Plan of Merger (the "Merger Agreement") with Johnson & Johnson, a New Jersey corporation ("J&J"), and Express Merger Sub Inc., a Delaware corporation and a wholly-owned subsidiary of J&J (the "Merger Sub"). Under the Merger Agreement, subject to the satisfaction of closing conditions, including receipt of stockholder and government approvals, the Merger Sub will be merged with and into ALZA (the "Merger"). At the effective time of the Merger, the separate existence of the Merger Sub will cease, ALZA will become a wholly-owned subsidiary of J&J and each outstanding share of ALZA common stock will be exchanged for 0.49 shares of J&J common stock. The Merger is intended to be a tax-free reorganization pursuant to
Section 368(a) of the Internal Revenue Code of 1986, as amended, and is intended to be treated as a pooling of interests for financial reporting purposes. The parties anticipate that the Merger will be completed by the end of the third quarter of 2001. However, there can be no assurance that the Merger will be completed.

     In connection with the Merger Agreement, ALZA: (1) issued an option (the "Option") to J&J to purchase up to 47,466,356 shares of Common Stock of ALZA at an exercise price of $41.84 per share. The Option may be exercised by J&J upon the occurrence of certain specified events relating to a potential acquisition by a third party; and (2) amended its stockholder rights agreement to provide that the stockholder rights agreement will not apply to the transactions contemplated by the Merger Agreement.

ALZA Pharmaceuticals

     ALZA Pharmaceuticals commercializes products developed by ALZA and products acquired from third parties. As of December 31, 2000, ALZA Pharmaceuticals had three operating units: (1) urology; (2) oncology; and (3) central nervous system. The business units are supported by ALZA Pharmaceuticals' Health Systems Group, which manages relationships with private and government payers, reimbursement policy agencies, long-term care providers, physician practice management group networks, distribution and pharmacy providers and patient advocacy groups.

     Urology Business Unit

     ALZA's urology sales organization calls on urologists, obstetricians, gynecologists, and primary care physicians. Under an agreement with UCB Pharma, Inc. ("UCB Pharma"), UCB Pharma sales professionals promote ALZA's Ditropan XL-registered trademark- (oxybutynin chloride) product to primary care physicians. In May 2000, ALZA and Bayer Corporation ("Bayer") entered into a cross-promotional agreement under which Bayer co-promotes Ditropan XL and ALZA co-promotes Bayer's Cipro-registered trademark- product (a flouroquinolone antimicrobial indicated for infections, such as urinary tract infections). Under an agreement with Innovex, Inc. ("Innovex"), Innovex's sales professionals also promote Ditropan XL, the Testoderm TTS-registered trademark- (testosterone) line of products and Mycelex-registered trademark- (clotrimazole) Troche to primary care physicians.

     ALZA Pharmaceuticals' urology business unit's products are:

     - Ditropan XL-registered trademark- - Launched in February 1999, Ditropan XL is the first once-daily treatment approved in the United States for overactive bladder with symptoms of urge urinary
incontinence, urgency and frequency.   In 1997, ALZA acquired the
exclusive United States rights to the immediate release oral Ditropan-registered trademark- product, indicated for the treatment of urge urinary incontinence, from Aventis S.A. ("Aventis"). In 1998, ALZA acquired the rights to the immediate release product in Canada from Aventis and Procter & Gamble Pharmaceuticals, Inc. ("P&G"). As part of these transactions, ALZA also acquired the right to use the Ditropan trademark in the United States and Canada with other products, including Ditropan XL. ALZA obtained regulatory approval for the product in the United Kingdom in June 2000, and regulatory approval is pending in several other European countries. Under an agreement with Sanofi-Synthelabo, Inc. ("Sanofi-Synthelabo"), Sanofi-Synthelabo markets Ditropan XL in the United Kingdom and is expected to market the product in other European countries pending approvals.

      - Testoderm TTS-registered trademark- Line of Products - ALZA developed three once-daily transdermal systems for testosterone replacement therapy in males for conditions associated with a deficiency or absence of endogenous testosterone, referred to as the Testoderm TTS line of products. These products include Testoderm-registered trademark- and Testoderm with Adhesive, both of which are worn on the scrotum, and Testoderm TTS, which can be worn on the arm, back or upper buttocks. Ferring N.V. markets the Testoderm product in several European countries under a distribution agreement with ALZA.

       - Elmiron-registered trademark- (pentosan polysulfate sodium) - In October 1997, ALZA acquired the exclusive rights in the United States and Canada to Elmiron, indicated for the treatment of the pain and discomfort of interstitial cystitis, from IVAX Corporation and its subsidiary, Baker Norton Pharmaceuticals, Inc. (together, "IVAX").

       -  Mycelex-registered trademark- (clotrimazole) Troche -
ALZA acquired the exclusive United States rights to this product from Bayer in July 1997. Mycelex Troche is an antifungal agent for the localized treatment of oral thrush.

       - Other Products - Other products supported by the urology/primary care business unit are: PolyCitra-registered trademark- (potassium citrate) and BiCitra-registered trademark- (sodium citrate and citric acid), used in the treatment of kidney stones, and Neutra-Phos-registered trademark- (potassium and sodium phosphate), a nutritional supplement used to treat phosphorous deficiency sold over-the-counter, as to which the United States and Canadian rights to these three products were acquired from IVAX in the Elmiron transaction described above; Urispas-registered trademark- (flavoxate hydrochloride), a smooth muscle relaxant that counteracts muscle spasms of the urinary tract, for which United States rights were acquired in 1998 from GlaxoSmithKline ("GSK"); and MacroBID-registered trademark- (nitrofurantoin monohydrate/macrocrystals) and Macrodantin-registered trademark- (nitrofurantoin macrocrystals), antibacterial agents indicated for the treatment of acute uncomplicated urinary tract infections, the marketing rights to which were licensed in Canada from P&G in 1998.

     The Ditropan XL-registered trademark- product and the Testoderm TTS-registered trademark- line of products are manufactured by ALZA Technologies. The other products described above are manufactured by third parties.

     Oncology Business Unit

     At the end of 2000, through its specialized sales organization, ALZA Pharmaceuticals' oncology business unit was marketing Doxil-registered trademark- and Ethyol-registered trademark- (amifostine) and was co-promoting Duragesic-registered trademark- (fentanyl) CII.

     - Doxil-registered trademark- - a STEALTH-registered trademark- liposome formulation of doxorubicin, marketed in the United States for the treatment of metastatic ovarian cancer that is resistant to paclitaxel and platinum-based therapy, and for the treatment of AIDS-related Kaposi's sarcoma in patients with disease that has progressed on prior combination chemotherapy or in patients who are intolerant to such therapy. Affiliates of Schering-Plough Corporation ("SP") distribute the product outside the United States under the trade name Caelyx-trademark-. Caelyx is available internationally for the treatment of Kaposi's sarcoma in many countries, including the United Kingdom, Germany, Sweden, Austria, Denmark, Finland and the Netherlands. In October, 2000, SP received approval of the product for the treatment of ovarian cancer in the European Union. In January 2001, Caelyx was approved in Canada for treatment of advanced ovarian cancer.

      - Ethyol-registered trademark- - a unique cytoprotective agent, indicated for the reduction of cumulative renal toxicity associated with repeated administration of the chemotherapeutic drug cisplatin in patients with advanced ovarian or non-small cell lung cancer, and to reduce the incidence of moderate to severe xerostomia in post-surgery patients undergoing radiation therapy for head and neck cancer. MedImmune, Inc. ("MedImmune") developed Ethyol, and co-promotes the product with ALZA. ALZA has the right to market the product until April 2002, and will receive residual payments from MedImmune for nine years after the end of ALZA's marketing term.

      - Duragesic-registered trademark- - developed by ALZA Technologies, a 72-hour system for management of chronic pain in patients who require continuous opioid analgesia for pain that cannot be controlled by lesser means, marketed by Janssen Pharmaceutica, Inc. (together with its affiliates, "Janssen") under a distribution agreement with ALZA. ALZA Pharmaceuticals co-promotes the product.

     Duragesic-registered trademark- is manufactured by ALZA
Technologies. Doxil-registered trademark-/Caelyx-trademark- is manufactured by a third party. Ethyol is manufactured by MedImmune.

     Central Nervous System ("CNS")

     In 2000, ALZA Pharmaceuticals established its CNS business unit to support the launch and promotion of Concerta-trademark-. Concerta, which received U.S. Food and Drug Administration ("FDA") approval on August 1, 2000, is designed as a once-daily treatment for attention deficit disorder/attention deficit hyperactivity disorder ("ADD/ADHD"). Concerta is manufactured by ALZA Technologies. McNeil Consumer Healthcare, a Johnson and Johnson company, co-promotes Concerta with ALZA Pharmaceuticals, through a combined sales organization of approximately 400 sales professionals.

Products in Development for Marketing by ALZA Pharmaceuticals

     ALZA has certain products in development and has arrangements with third parties with respect to other products in development that ALZA Pharmaceuticals may market or co-promote in the future. Disclosed products in development for potential marketing by ALZA Pharmaceuticals include:

     - E-TRANS-registered trademark- (electrotransport) fentanyl system - ALZA is developing an E-TRANS fentanyl product for the patient-controlled treatment of acute pain. Registration Phase III trials are currently underway.

     - OROS-registered trademark- cyclobenzaprine - ALZA is currently developing a once-a-day OROS formulation of cyclobenzaprine, a therapeutic agent for the treatment of muscle spasms. In
February 2001, ALZA acquired certain marketing rights to the Flexeril -registered trademark- (cyclobenzaprine) product from Merck and Co., Inc. Under the terms of the agreement, ALZA obtained exclusive sales and marketing rights for Flexeril and the exclusive license to the Flexeril trademark for pharmaceutical sales in the United States and Canada, excluding over-the-counter sales. ALZA expects to market Flexeril to primary care physicians, and use the trademark in conjunction with its OROS cyclobenzaprine product in development.

      - OROS oxycodone - ALZA is currently in early stage product development for a once-daily formulation of oxycodone for the treatment of chronic, moderate to severe pain.

      - Dapoxetine - In December 2000, ALZA entered into an exclusive license agreement with PPD GenuPro, Inc., a subsidiary of Pharmaceutical Product Development, Inc., for dapoxetine. Under the agreement, ALZA received worldwide rights to develop and commercialize dapoxetine, as a treatment for genitourinary disorders, including premature ejaculation, the most common form of male sexual dysfunction.

      - OROS-registered trademark- alprazolam - ALZA has initiated a development program for a once-daily formulation of alprazolam, a benzodiazapine used in the treatment of anxiety and panic disorders.

      -  STEALTH-registered trademark- CKD 602 - In November,
2000, ALZA licensed from Chong Kun Dang Pharmaceutical Corporation ("CKD") a water soluble topoisomerase-1 inhibitor, CKD 602. ALZA is currently developing a new injectable anticancer product incorporating this molecule into its STEALTH liposomal drug delivery technology.

       - STEALTH-registered trademark- dpIUDR - ALZA is currently evaluating this product for its potential as a radiosensitizer in the treatment of certain solid tumors.

       - Cytran IM-862 - ALZA and Cytran Incorporated are developing IM-862, a peptide that has the potential to inhibit tumor growth.

     In addition to the new products in development for marketing by ALZA Pharmaceuticals, the following products are in development for new indications:

       - Doxil-registered trademark- (doxorubicin HCl liposome injection) - ALZA is conducting clinical studies evaluating the potential of Doxil in the treatment of multiple myeloma and breast cancer.

       - OROS methylphenidate - ALZA initiated a Phase II clinical program in 2000 evaluating OROS methylphenidate for non-anemic patients with severe fatigue associated with cancer treatment.

ALZA Technologies

     ALZA Technologies conducts research, product development and manufacturing for pharmaceutical company partners and certain products of ALZA Pharmaceuticals. In the case of partner companies, products in development incorporate ALZA's proprietary drug delivery technologies and/or technologies licensed from third parties. In the case of ALZA Pharmaceuticals, products in development typically incorporate an ALZA drug delivery technology, and certain of its products are manufactured by ALZA Technologies.

Technologies Developed by ALZA Technologies

       - OROS Oral Drug Delivery - OROS systems use an osmotic mechanism to provide pre-programmed, controlled drug delivery to the gastrointestinal tract. An OROS product typically comprises a polymer membrane with one or more laser-drilled holes surrounding a core containing the drug or drugs, which comprise the active ingredient. Water from the gastrointestinal tract diffuses through the membrane at a controlled rate into the tablet core, causing the drug to be released in solution or suspension at a predetermined rate.

       - D-TRANS-registered trademark- (Passive Transdermal) Technology - D-TRANS transdermal therapeutic systems provide for the controlled delivery of drugs through intact skin. Transdermal systems are well suited for the delivery of potent drugs that are poorly absorbed or extensively metabolized when administered orally. ALZA's D-TRANS products are thin, multilayer systems in the form of small adhesive patches, that combine a drug reservoir with a polymer membrane or other mechanism to control drug release to the surface of intact skin, and then through the skin into the bloodstream.

       - DUROS-registered trademark- Implant Technology - DUROS human implant technology is designed to enable the delivery of therapeutic agents, including potent small molecules, peptides, proteins, DNA and other bioactive macromolecules, for periods of one month to one year. DUROS systems use an osmotic engine approach, similar to that used in OROS systems. Products incorporating DUROS implant technology have the potential to deliver drugs to subcutaneous sites for systemic therapy or to specific tissues. The Viadur-trademark- product, discussed in the following section, is the first DUROS product to reach the market. ALZA licensed certain uses of its DUROS technology to DURECT Corporation ("DURECT") for the development of DUROS products in five specified fields, primarily involving site-specific drug delivery. DURECT has an agreement with ALZA under which ALZA Technologies may perform research and development relating to such products for DURECT.

       - E-TRANS-registered trademark- (Electrotransport Transdermal) Technology - E-TRANS electrotransport systems are designed to deliver drugs through intact skin with the use of an electrical potential gradient. E-TRANS systems are small, easy-to-apply delivery systems consisting of an adhesive, a drug reservoir, electrodes and a power source/controller. The systems are designed to deliver potent therapeutic agents through the skin, and can be designed for constant, patterned or on-demand delivery.

       - Macroflux-trademark- Technology - This technology, which uses an array of micro-projections to painlessly introduce pathways for drug transport in the outermost layer of the skin, may be used alone or in combination with ALZA's D-TRANS and E-TRANS technologies to enhance drug delivery through the skin. This technology is targeted for the delivery of macromolecules, including peptides, proteins, oligonucleotides and vaccines.

       - ALZAMER-registered trademark- Injection Technology - ALZAMER depot bioerodible polymer injection technology, in preclinical development, is designed as a platform to deliver therapeutic agents, including peptide and protein drugs, for up to one month. When injected into the subcutaneous tissue of animals, the bioerodible depot gel delivers therapeutic agents with little or no drug burst upon injection.

       - STEALTH-registered trademark- Liposomal Technology - The STEALTH liposomal delivery technology is used in Doxil. Liposomes are microscopic lipid spheres used to encapsulate and deliver medications to areas of disease within the body. STEALTH liposomes are designed to stay in the blood circulation for extended periods of time after intravenous administration. The prolonged circulation time enables the liposomes and their pharmaceutical contents to concentrate in diseased tissues such as tumors, and sites of local inflammation and infection. This site-specific delivery may result in increased efficacy and reduced toxicity for many potent medications. Therapeutic agents that may be able to be delivered by STEALTH technology include small molecules, proteins and peptides, oligonucleotides and gene therapy vectors.

Pharmaceutical Partner Products Incorporating ALZA Technologies

     Under its joint development arrangements with pharmaceutical company partners, ALZA Technologies typically undertakes the initial product development, in which ALZA Technologies performs the system design and formulation work, research and testing necessary to incorporate the drug selected by the partner company into an ALZA Technologies drug delivery system. ALZA Technologies typically manufactures product for animal and human clinical studies, and may perform the required human clinical studies. ALZA Technologies develops manufacturing processes, typically transitioning from laboratory scale to small scale and finally to commercial manufacturing scale, and may prepare regulatory submissions related to clinical studies and to obtain regulatory approval.

     Under these arrangements, ALZA retains ownership of ALZA's technologies, including improvements. The partner company typically obtains the right to commercialize the product developed under the arrangement, and makes payments to ALZA for manufacturing the product and for royalties based upon product sales. The following are some of the products developed by ALZA and currently marketed by partner companies:

     D-TRANS Technology

     - Catapres-TTS-registered trademark-(clonidine) - a product applied once-weekly for the treatment of hypertension, marketed by Boehringer Ingelheim Pharmaceuticals, Inc.

     - Duragesic-registered trademark- (fentanyl) - a 72-hour transdermal system for management of severe chronic pain in patients who require continuous opioid analgesia for pain that cannot be controlled by lesser means, marketed by Janssen and co-promoted in the United States by ALZA Pharmaceuticals.

     - NicoDerm CQ-registered trademark-/Nicoderm-registered trademark-/NiQuitin-registered trademark- CQ/Nicabate-registered trademark- (nicotine) - a product applied once-daily to the skin to aid in smoking cessation. NicoDerm CQ is marketed for over-the-counter use in the United States by GSK as part of a joint venture with Aventis, and Nicoderm/NiQuitin CQ/Nicabate is marketed as a prescription product by Aventis and/or GSK in certain countries outside the United States. GSK has rights to market the product in most other countries of the world, and it has been launched in more than ten countries, including recently in China. Applications for regulatory approval have been filed in several other countries.


     OROS Technology

     -  Covera-HS-registered trademark- (verapamil hydrochloride)
- a once-daily controlled-onset-extended release (COER-24-registered trademark-) tablet for the treatment of hypertension and angina pectoris, marketed by Pharmacia Corporation ("Pharmacia").

     - Glucotrol XL-registered trademark- (glipizide) - a once-daily treatment for Type II diabetes, marketed by Pfizer, Inc.
("Pfizer").

     - Procardia XL-registered trademark-/Adalat CR-registered trademark- (nifedipine) - a once-daily formulation for the treatment of both angina and hypertension, marketed by Pfizer in the United States and by Bayer outside the United States.

     DUROS Technology

     - Viadur-trademark- (leuprolide acetate implant) - a small osmotically-driven implantable system designed to deliver leuprolide continuously for up to 12 months to provide palliative treatment of advanced prostate cancer. The product was approved by the FDA in March 2000.

     In April 2000, ALZA entered into a commercialization agreement with Bayer for Viadur. Under the terms of the agreement, Bayer will have commercial rights to Viadur through 2015, subject to ALZA's right to reacquire the product at various times, and pays ALZA certain fees, as well as royalty and other payments based upon sales of the product. ALZA Technologies manufactures the product for Bayer and receives a negotiated supply price. Bayer commenced sales of Viadur in March 2001.

Products in Development by ALZA Technologies with Pharmaceutical
Product Development Partner Companies

     ALZA Technologies has other products in development with partner companies. For competitive reasons, ALZA does not disclose all of the products in development at any particular time. At December 31, 2000, disclosed products in development included:

     - OROS-registered trademark- hydromorphone - the OROS hydromorphone product is designed as a once-daily dosage form of the opioid analgesic hydromorphone. ALZA has an agreement with Knoll Pharmaceuticals Company ("Knoll"), a subsidiary of Abbott Laboratories, for the development and worldwide commercialization of the product. An NDA for the product was filed with the FDA in the first quarter of 2000.

     - D-TRANS-registered trademark- fentanyl product - with Janssen, ALZA Technologies is developing a new transdermal fentanyl system with a different ALZA technology from that used in Duragesic.

     - DUROS-registered trademark- sufentanil - Under arrangements with DURECT, ALZA Technologies is assisting DURECT in the development of a DUROS sufentanil product for the treatment of severe chronic pain.

     In addition to the above, ALZA Technologies is engaged in projects with a number of companies, including projects incorporating new versions of ALZA's OROS technology as well as ALZAMER-registered trademark- and DUROS technologies.

Manufacturing

     ALZA Technologies generally manufactures products developed by ALZA Technologies and marketed by ALZA's partner companies. ALZA Technologies also develops and manufactures certain products for ALZA Pharmaceuticals. Most products for partner companies are manufactured in ALZA's Vacaville, California commercial manufacturing facility. Viadur-trademark- is manufactured at a facility in Palo Alto, California and some of ALZA's products are manufactured in a facility in Mountain View, California. In February 2001, ALZA announced its plans to establish a manufacturing facility in Cashel, Ireland for large-scale production of pharmaceutical products.

     ALZA Technologies generally manufactures its drug delivery products for ALZA's partner companies on a cost reimbursement basis, with a small margin over ALZA's costs. As a result, ALZA Technologies' margins on these products are relatively low. ALZA also receives royalties from the partner companies on their sales of the products. ALZA Technologies manufactures products for ALZA Pharmaceuticals for prices negotiated between the two segments, which generally approximate the prices charged by ALZA to partner companies for products using similar technologies.

     The products acquired and in-licensed for marketing by ALZA Pharmaceuticals are manufactured by the third parties from whom ALZA acquired or in-licensed the products, or by other third parties. Generally these products are manufactured at only one site. A shut-down of these third party facilities, or of ALZA's Vacaville facility, resulting in an interruption in supply of one or more of the products marketed by ALZA or by its partners, could have an adverse impact on ALZA's financial results.

     Some of the critical materials and components used in ALZA-developed products are sourced from a single supplier. An interruption in supply from a vendor of a key material could significantly delay the manufacturing of one or more ALZA-manufactured products. Because the vendors of key components and materials must be named in the NDA for the relevant product, significant delays can occur if the qualification of a new vendor is required.

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

Crescendo Pharmaceuticals Corporation ("Crescendo")

     In 1997, ALZA formed Crescendo for selecting and developing human pharmaceutical products and commercializing such products, through licensing to ALZA Pharmaceuticals. ALZA contributed $300 million to Crescendo and distributed the shares of Class A Common Stock of Crescendo (the "Crescendo Shares") to ALZA's stockholders and debenture holders. In 2000, ALZA exercised its option to purchase Crescendo for $100 million in cash. Refer to Note 7 of the Notes to Consolidated Financial Statements referred to in Item 8 of this Form 10-K for a more detailed discussion of the Crescendo acquisition.

     From Crescendo's inception through the date ALZA exercised its purchase option, ALZA and Crescendo operated under several agreements:

  - Technology License Agreement: ALZA granted to Crescendo a worldwide license to use ALZA technology solely to develop and commercialize Crescendo products. In exchange for this license, Crescendo paid ALZA technology fees totaling $2.7 million in 2000, $6.7 million in 1999 and $10.7 million in 1998.

  - Development Agreement: ALZA conducted product development activities for Crescendo. Development costs were billed to Crescendo on a product-by-product basis under terms consistent with arrangements with other partner companies. Under the Development Agreement, Crescendo funded the development of Ditropan XL-registered trademark-, Viadur-trademark- and Concerta-trademark- as well as other products.

  - License Option Agreement: Crescendo granted ALZA an option to acquire a license to each product developed under the Development Agreement. ALZA exercised its option for the licenses to Ditropan XL-registered trademark-, Viadur-trademark- and Concerta-trademark-, and made payments to Crescendo with respect to the licensed products totaling $4.5 million in 2000 and $2.4 million in 1999.

  - Services Agreement: ALZA provided Crescendo with administrative services, including accounting and legal services, on a fully-burdened cost reimbursement basis. Crescendo paid ALZA $0.2 million in 2000, $0.2 million in 1999 and $0.2 million in 1998, for such services.


Research and Development Revenues and Expenditures

     ALZA had research and development revenues of $100.1 million during 2000, $120.8 million during 1999 and $124.4 million during 1998, from companies with which ALZA had development agreements. These amounts included revenues from Crescendo of $68.3 million in 2000, $90.5 million in 1999 and $95.0 million in 1998. Research and development revenue generally represents partner companies' reimbursement of costs, including a portion of general and administrative expenses. Therefore, product development activities do not contribute significantly to operating results. For research and development revenues by segment, see Note 14 of the Notes to ALZA's Consolidated Financial Statements referred to in Item 8 of this Form 10-K.

     ALZA spent $123.7 million on partner-sponsored product development activities during 2000, $123.9 million in 1999 and $113.0 million in 1998. Such amounts exclude reimbursable general and administrative costs. ALZA spent $67.1 million on internal research and development activities during 2000 ($59.7 million in 1999 and $69.8 million in 1998), also excluding allocable general and administrative costs. Research and development costs are expensed as incurred.


International Activities

     Outside North America, ALZA commercializes several of its products through distributors. Ferring NV currently markets Testoderm-registered trademark- in Germany, the United Kingdom and the Netherlands, and has rights to market Testoderm with Adhesive and Testoderm TTS in the United Kingdom. ALZA has also chosen partners for other European countries for Testoderm TTS-registered trademark-. In addition, ALZA has distribution agreements with various distributors for many Asian countries (excluding Japan) for Testoderm and Testoderm with Adhesive. Sanofi-Synthelabo, Inc. holds the rights to market Ditropan XL-registered trademark- in the United Kingdom and several other European countries. Affiliates of SP distribute Doxil-registered trademark- outside the United States under the trade name Caelyx-trademark-. SP received approval of the product in October 2000 for the treatment of advanced ovarian cancer in the European Union, and in January 2001, for treatment of advanced ovarian cancer in Canada.

     In 1997, ALZA Pharmaceuticals expanded its sales and marketing activities into Canada when ALZA acquired the United States and Canadian rights to Elmiron-registered trademark-, PolyCitra-registered trademark-, BiCitra-registered trademark- and Neutra-Phos-registered trademark-. In 1998, ALZA acquired the Canadian rights to Ditropan, Macro BID-trademark- and Macrodantin-registered trademark-. ALZA International now has approximately 17 employees located in Canada, marketing Elmiron-registered trademark-, PolyCitra-registered trademark-, Ditropan-registered trademark-, Macro BID-trademark- and Macrodantin. ALZA International is doing business in Canada as ALZA Canada and also has a small office outside London.


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

     Product development generally involves the following steps which are required by the regulatory process:

     - preclinical development, during which initial laboratory development and in vitro and in vivo testing takes place;

     - submission to the FDA of an investigational new drug application (IND) for the commencement of clinical studies;

     -  adequate and well-controlled human clinical trials (Phase
I, II and III studies) to establish the safety and efficacy of the product;

     - submission of an NDA to the FDA (and comparable filings to regulatory agencies outside the United States) requesting clearance to market the product; and

     - clearance from the FDA (and foreign regulatory agencies) must be obtained before the product can be marketed.

     Each of these steps can take several years and cost tens of millions of dollars. Failure to obtain, or delays in obtaining, regulatory clearance to market new products, as well as other regulatory actions and recalls, could adversely affect ALZA's financial results.

     The packaging, labeling and advertising of pharmaceutical products are also subject to government regulation. The FDA recommends preclearing advertising materials prior to the launch of a product, and the launch materials for products receiving an accelerated FDA clearance must be precleared by the FDA. With an accelerated FDA clearance (such as was obtained for Doxil-registered trademark- and Ethyol-registered trademark-), all labeling and advertising must be submitted to the FDA 30 days prior to use, unless the FDA determines otherwise. In addition, the FDA may require that additional clinical studies - Phase IV studies - be completed after clearance to market a product has been granted. ALZA is currently conducting such Phase IV studies for Testoderm-registered trademark-, Concerta-trademark-, Elmiron-registered trademark- and Doxil-registered trademark-. If these studies are not completed, or if the expected outcomes are not achieved, a product could be withdrawn from the market.

Patents and Patent Applications

     As of December 31, 2000, ALZA held approximately 662 United States patents, approximately 194 pending United States patent applications, approximately 1,831 foreign patents and approximately 1,005 pending foreign patent applications, all relating to its various technologies and products. Patents have been issued, or are expected to be issued, covering both current technologies and products as well as those under development.

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

     In the United States, patents are granted for specified periods of time. Some of ALZA's earlier patents covering various aspects of certain OROS-registered trademark- and D-TRANS-registered trademark- dosage forms have expired, or will expire, over the next several years. In 2003, certain significant ALZA patents are due to expire that relate to ALZA's OROS systems.

     ALZA Pharmaceuticals commercializes several products it has acquired or in-licensed from third parties. The extent to which such products are protected by patent rights varies significantly from product to product. Ditropan-registered trademark-, Mycelex-registered trademark- Troche and Urispas-registered trademark- have been sold for many years and are not covered by patents. The chemical compounds constituting the active ingredients of Ethyol-registered trademark- and Elmiron are not covered by patents. However, patents have been issued or are pending relating to significant developments in uses and the formulation of Ethyol, and for certain uses of Elmiron, and for the Ditropan XL-registered trademark-, Concerta-trademark- and Viadur-trademark- products themselves. ALZA anticipates that additional patents may be issued relating to some or all of these products; however, there can be no assurance that any such patent coverage will be obtained, or if obtained will provide significant proprietary protection for the products. For Ditropan XL, Doxil, Concerta and Viadur, while the products themselves are patented, the active ingredients are not covered by patents; as a result, other companies are commercializing products incorporating the same active ingredients, and competitors either are commercializing, or may in the future commercialize, the active ingredient in another drug delivery product.

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

Competition

     It can be expected that all or most of the products developed or commercialized by ALZA will face competition from different chemical agents intended for treatment of the same indications or from other products incorporating drug delivery technologies. The competition potentially includes all of the pharmaceutical companies in the world. Many of these pharmaceutical companies have greater financial resources, technical staff and manufacturing and marketing capabilities than ALZA. A large number of companies are developing drug delivery technologies. To the extent that ALZA develops or markets products incorporating drugs that are off-patent, or are being developed by multiple companies, ALZA will face competition from other companies developing and marketing similar products.

     As the pharmaceutical industry continues to consolidate, and as pressures increase for cost-effective research and development, some pharmaceutical companies have reduced, and may continue to reduce, their funding of research and development. Competition for limited development funding may therefore increase, and this competition could include the partner companies' internal research and development programs, other drug delivery programs and other technologies and products of third parties. Similarly, as pharmaceutical companies search to fill gaps in their product pipelines with in-licensed or acquired products, ALZA Pharmaceuticals will be competing for product in-licensing and acquisition opportunities with companies with far greater financial and other resources than ALZA.

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

     A major challenge faced by ALZA and other pharmaceutical companies is competition from generic pharmaceutical manufacturers. Generic competitors generally are able to obtain regulatory approval for off-patent drugs without investing in costly and time-consuming clinical trials, and need only demonstrate bioequivalence to the drug they wish to copy. Because of their substantially reduced development costs, generic companies are often able to charge much lower prices for their products than the originator of a new product. A number of products developed by ALZA Technologies incorporate chemical entities that are not covered by patents. These products therefore may be subject to potential generic competition to the extent that competitors can demonstrate bioequivalence without infringing ALZA patents relating to its drug delivery technologies or to other aspects of the products.

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

Significant Customers

     ALZA's dependence on certain significant customers is discussed in Note 14 of the Notes to Consolidated Financial
Statements referred to in Item 8 of this Form 10-K.

Payment Terms; Product Returns

     For products marketed by ALZA Pharmaceuticals, payment terms are generally net 30 days, with a cash discount for payment within ten days. From time to time, ALZA has extended its customary payment terms, for example in the case of a new product introduction or in anticipation of a holiday shutdown. ALZA accepts pre-approved returns of products not more than one year past the products' expiration date. Payments from partner companies for products manufactured by ALZA Technologies and shipped to the partner companies generally are due 30 to 60 days after shipment by ALZA. Such products generally may be returned only if they do not meet the applicable product specifications. ALZA maintains reserves on its financial statements for possible product returns.

Exports

     ALZA's export sales were $50.7 million in 2000, $42.9 million in 1999, and $42.6 million in 1998, principally to distributors and partner companies in Europe.

Employees

     On December 31, 2000, ALZA had 2,442 employees, of whom approximately 800 were working in sales and marketing activities, approximately 700 in manufacturing, approximately 600 in research and development, and the remainder in general and administrative areas. ALZA does not have any union contracts, and believes that its relations with its employees are generally good.

Risks related to ALZA's Business

The expanded sales and marketing organization and pharmaceutical sales business are new and may not be successful in continuing to increase revenues and profits.

     ALZA has significantly expanded its sales and marketing organization over the last several years, and ALZA's profitability depends on its ability to use this expanded sales force effectively. ALZA's expanded sales and marketing organization may not succeed in increasing revenues or profits.

     Many of the products marketed by ALZA Pharmaceuticals have been introduced during the last few years. Some are products that had no established market when they were introduced, others are used for the treatment of conditions that doctors may under-diagnose or not completely understand. As a result, ALZA may not successfully achieve adequate market acceptance and sales levels for its products.

Product development efforts may not yield successful products.

     ALZA's success depends on its ability to successfully develop and obtain regulatory approval to market new pharmaceutical products. Development of a product requires substantial technical, financial and human resources even if the product is not successfully completed. There are many risks and uncertainties inherent in this process, and it should be expected that many of the products ALZA initially develops will not become successful commercial products. ALZA may not choose product candidates that will be successful, may not be able to execute development in a timely manner and may not be able to fully fund development programs necessary to complete development.

There may be delays or unanticipated costs related to the development of ALZA's drug delivery systems.

     ALZA's drug delivery systems are quite complex, with many different components. Their development over the many years required to take a technology from its earliest stages to its incorporation in a product that is sold commercially costs a substantial amount of money. Significant technical challenges are common as products incorporating ALZA's technologies progress through development, particularly in the first product incorporating a new technology. Delays or unanticipated increases in costs of development at any stage of development, or failure to solve a technical challenge, could adversely affect ALZA's operating results. In addition, any particular system may not perform in the same manner when used with different therapeutic agents, therefore these systems may not prove to be as useful or valuable as anticipated. Substantial funding and other resources may be required to continue the development of our systems for use with additional therapeutic agents.

Results of clinical trials to demonstrate the safety and efficacy of products are uncertain.

     Before obtaining regulatory approvals for the sale of any product, ALZA must demonstrate to the satisfaction of the FDA through preclinical studies and clinical trials that the product is safe and effective for each intended use. Clinical studies may not demonstrate the safety and effectiveness of a product. Even promising results from preclinical and early clinical studies do not always accurately predict results in later, large-scale trials. Failure to demonstrate safety and efficacy will result in failure to obtain regulatory approvals which will adversely affect ALZA's results of operations and financial condition.

     The rate of patient enrollment sometimes delays completion of clinical studies. There is substantial competition to enroll patients in clinical trials for oncology products, and such competition has delayed clinical development of our products in the past. Delays in planned patient enrollment can result in increased development costs and delays in regulatory approval.

ALZA's operations depend on compliance with complex governmental regulations.

     The products that ALZA develops and sells are subject to extensive regulation by the FDA and comparable agencies in other countries. These regulations govern a range of activities including clinical testing, marketing approval, manufacturing, quality assurance, labeling, advertising and record-keeping. Any delay at any point in the regulatory process could adversely affect the commercial potential of a product. Regulatory authorities may not approve a product for the uses that we propose, thereby limiting our ability to market the product. In addition, it is possible to fulfill all FDA submission requirements, but subsequently fail an FDA pre-approval inspection of the manufacturing facility, which can result in significant delay in obtaining FDA approval to market a product. Even after approvals are obtained, further delays may occur before the products become commercially available in countries requiring pricing approvals. Failure to obtain, or delays in obtaining, regulatory clearances to market new products or existing products for new indications, as well as other regulatory actions and recalls, could adversely affect ALZA's results of operations.

Pharmaceutical pricing and reimbursement pressures may reduce profitability.

     As pressures for cost containment increase, particularly in the United States and Canada, the prices ALZA Pharmaceuticals can charge for the products it markets may not remain as favorable as historical pharmaceutical product prices. Reimbursement by payors such as government and managed care organizations has become increasingly important, as has the listing of new products on large formularies, such as those of managed care organizations, pharmaceutical benefit providers and group buying organizations. Failure of one or more products to be included on formulary lists, or to be reimbursed by government or managed care organizations, could have a negative impact on ALZA's results of operations. In addition, the price ALZA is able to charge for its products is subject to change. In many international markets, the prices of prescription pharmaceuticals are controlled by the government.

     Furthermore, there are currently a number of proposals for new U.S. legislation covering government programs involving drug reimbursement benefits for seniors. The proposals could have different effects on the sales and profitability of ALZA's products. Legislation that would impose mechanisms for government control of prices for ALZA's products could have an adverse impact on ALZA's revenues and operating results. Also, the uncertainty about these legislative proposals could itself adversely affect ALZA's stock price due to increased concerns regarding future profitability.

     ALZA may be forced to lower prices to compete with other products. Lower prices and competitors' attempts to gain market share could adversely affect ALZA's revenues and results of operations.

ALZA faces intense competition from other companies whose products may gain greater market acceptance than our products.

     Most or all of the products ALZA develops or commercializes will face competition from different therapeutic agents intended for treatment of the same indications or from other products incorporating drug delivery technologies. The competition includes pharmaceutical companies with greater financial resources, technical staff and manufacturing and marketing capabilities than ALZA. To the extent that ALZA develops or markets products incorporating drugs that are off-patent, or are being developed by multiple companies, it will face competition from other companies developing and marketing similar products.

     Pharmaceutical companies are increasingly using advertising, including direct-to-consumer advertising, in marketing their products. The costs of such advertising are very high and are increasing. It may be difficult for ALZA to compete with larger companies investing greater resources in these marketing activities.

     Many pharmaceutical companies are aggressively seeking to obtain new products by licensing products or technology from other companies. ALZA will be competing to license or acquire products or technology with companies with far greater resources.

     ALZA's success depends upon physician and patient acceptance of its products. Significant efforts will be required to educate physicians and other healthcare practitioners, as well as patients, concerning some of ALZA's products, to realize the full potential of the products. Elmiron is used in the treatment of interstitial cystitis, a disease that is often undiagnosed or misdiagnosed. The Testoderm TTS-registered trademark- line of products is used to treat testosterone deficiency in men, a condition that is believed to be largely undiagnosed. Concerta-trademark-, which was approved by the FDA in August 2000, is used to treat attention deficit hyperactivity disorder, a disease that can be difficult to diagnose. There is some controversy associated with the diagnosis and treatment of attention deficit hyperactivity disorder. Finally, Viadur-trademark- is the first product incorporating ALZA's DUROS-registered trademark- implant technology. The Viadur product will compete with other forms of therapy and there can be no assurance that doctors and patients will accept the product.

ALZA depends on relationships with other companies for revenues and access to technologies, and failure to maintain these relationships would harm its business.

     A substantial portion of ALZA's revenues currently results from royalties, fees and commercial supply prices paid by other companies selling products incorporating ALZA's technologies. These revenues vary from quarter to quarter as a result of changing levels of product sales by these companies. Because partner companies make the decisions regarding commercializing these products, ALZA does not directly control most of the variables that affect these revenues. In addition, these revenues can be adversely affected by competition and pressures for cost containment on partner companies.

     In recent years, ALZA has received a substantial portion of its product development revenues from Crescendo. In September 2000, ALZA exercised its option to purchase Crescendo for $100 million, at which time such product development revenues ceased. In 2001 and beyond, ALZA will need to fund ongoing development of its products. The expense of funding product development without development revenues from Crescendo may have a negative impact on ALZA's financial results.

     ALZA also relies on relationships with other companies for access to proprietary technology needed for product development, including proprietary rights to drugs that may be incorporated into ALZA's drug delivery systems. ALZA's business could be adversely affected if it is unable to access these proprietary technologies and drugs.

Government regulation and technical or other problems may affect
ALZA's ability to manufacture its products.

     The manufacturing process for pharmaceutical products is highly regulated, and regulators may shut down manufacturing facilities that they determine do not comply with regulations. The FDA's current Good Manufacturing Practices are extensive and govern manufacturing processes, stability testing, record-keeping and quality standards. Similar, but not identical, regulations are in effect in other countries.

     Substantially all of ALZA's products are manufactured at a single facility. A shutdown in ALZA's product manufacturing facilities due to technical, regulatory or other problems could result in an interruption in supply of one or more of its products and would have an adverse impact on its financial results.

     Some of the critical materials and components used in ALZA's developed products are sourced from a single supplier. An interruption in the supply of a key material could significantly delay the manufacturing of one or more of ALZA's products. Because the suppliers of key components and materials must be named in the NDA filed with the FDA for a product, significant delays can occur if the qualification of a new supplier is required. In addition, an interruption in electricity or other power supply could affect ALZA's ability to manufacture products.

Special materials must often be manufactured for the first time for use in drug delivery systems, or materials may be used in the systems in a manner different from their customary commercial uses.

     Special materials or components often must be fabricated for use in ALZA's drug delivery systems, or materials may be used in the systems in a manner different from their customary commercial uses. The quality of materials can be critical to the performance of a drug delivery system, so a reliable source of a consistent supply of materials is important. Materials or components needed for ALZA's drug delivery systems may be difficult to obtain on commercially reasonable terms, particularly when relatively small quantities are required, or if the materials traditionally have not been used in pharmaceutical products.

Patents and other intellectual property protection may be difficult to obtain or ineffective, allowing other companies to more easily produce products similar to ALZA's.

     Patent protection is very important in the pharmaceutical industry. ALZA's existing patents may not cover future products, additional patents may not be issued, or current patents or patents issued in the future may not provide meaningful protection or prove to be of commercial benefit. ALZA also commercializes several products it has acquired or in-licensed from other companies. The extent to which those products are protected by patent rights varies significantly from product to product. If adequate patent protection is not available, ALZA may face greater competition or pricing pressures than expected.

     In the United States, patents are granted for specified periods of time. Some of ALZA's earlier patents covering various aspects of certain oral and transdermal dosage forms have expired, or will expire over the next several years. In 2003, certain patents are due to expire that relate to our OROS-registered trademark- systems and the Procardia XL-registered trademark-
    (nifedipine) product (which uses an OROS delivery system).

     Other companies may successfully challenge ALZA's patents in the future. In some cases, other companies have initiated reexamination by the United States Patent and Trademark Office of patents issued to ALZA, and have opposed ALZA's patents in other jurisdictions. Others have also challenged the validity or enforceability of ALZA's patents in litigation. If any challenge is successful, other companies may then be able to use the invention covered by the patent without payment. In addition, if other companies are able to obtain patents that cover any of ALZA's technologies or products, ALZA may be subject to liability for damages and its activities could be blocked by legal action unless it can obtain licenses to those patents.

     In addition, ALZA utilizes significant unpatented proprietary technology and relies on unpatented trade secrets and proprietary know-how to protect certain aspects of its products and technologies and the methods used to manufacture them. Other companies have or may develop similar technology which will compete with ALZA's technology.

Generic pharmaceutical manufacturers will increase competition for certain products.

     Generic competitors generally are able to obtain regulatory approval for drugs no longer covered by patents without investing in costly and time-consuming clinical trials, and need only demonstrate that their product is equivalent to the drug they wish to copy. Because of their substantially reduced development costs, generic companies are often able to charge much lower prices for their products than the original developer of a new product. Several generic companies have received approval to market generic versions of the ALZA-developed Procardia XL product, and there is now generic competition in the market. This generic competition will significantly reduce ALZA's royalties from this product. A number of ALZA's products incorporate chemical entities that are not covered by patents, and may be subject to competition from generic drugs.

Product liability claims may increase costs and decrease profits.

     Testing, manufacturing, marketing and use of ALZA's pharmaceutical products involve substantial risk of product liability claims. In the past, product liability exposure has been modest and ALZA has been indemnified by partner companies that market ALZA-developed products. However, due to the expansion of ALZA's sales and marketing activities, ALZA's exposure to potential product liability claims has increased significantly. Although ALZA maintains product liability insurance, a single product liability claim could exceed coverage limits, and multiple claims are possible. If that happens, the insurance coverage
     ALZA has may not be adequate, and in the future such insurance may not be renewed at an acceptable cost or at all. ALZA's business, financial condition and results of operations could be harmed by one or more successful product liability claims.

ALZA's operating results could be adversely affected if the financial condition of its distributors or partner companies deteriorates.

     ALZA's net sales result from sales of ALZA Pharmaceuticals products primarily to major pharmaceutical distributors, and sales from contract manufacturing. ALZA performs on-going credit evaluations of those customers, and does not require collateral. If the financial condition or operations of any of the pharmaceutical distributors or partner companies were to deteriorate substantially, ALZA's operating results could be adversely affected.


Item 2.   PROPERTIES

     ALZA's corporate offices are located in Mountain View, California, and its research and development campuses are in Mountain View and Menlo Park, California, with some facilities in Palo Alto, California. The three facilities in Menlo Park currently have leases expiring in 3 to 10 years. Most of the facilities in Palo Alto are held under prepaid ground leases from Stanford University that expire in approximately 14 to 57 years. One Palo Alto facility is subleased to ALZA. ALZA owns an undeveloped parcel in Minnesota. ALZA's large-scale commercial manufacturing facility, which is owned by ALZA, is located in Vacaville, California.

     While ALZA believes that its facilities and equipment are sufficient to meet its current operating requirements, in the last few years ALZA has been expanding its facilities and equipment to support its long-term requirements, in particular in Mountain View, California.

     In late 1997, ALZA acquired a 50% interest in a real estate joint venture, formed as a limited liability company, for the development of a 13-acre parcel of land in Mountain View, California. ALZA invested $36.2 million in the joint venture, which has been applied to the construction of three buildings on the parcel, and ALZA made improvements to the buildings totaling $127.5 million. The joint venture is leasing the buildings to ALZA. The lease payments are based upon the square footage of the buildings and provide for an initial term of 15 years, with options to extend for approximately 20 additional years. ALZA receives 50% of the joint venture's net profits or losses (rent less building depreciation and management fees).

     In 1997, ALZA also entered into a ground lease agreement for an adjacent seven-acre parcel of land in Mountain View, California, which includes options for ALZA to purchase, or to be required to purchase, the property. In 2000, ALZA notified the lessor of its exercise of the option to purchase the property for approximately $17 million. ALZA intends to construct a pilot plant, laboratories and other technical facilities on the property. ALZA is upgrading the Menlo Park facilities it obtained through the merger with SEQUUS Pharmaceuticals in 1999, at a cost of approximately $20 million.

     ALZA's properties are not allocated to, or divided between, its operating segments, except that ALZA's Vacaville, California facility is used exclusively for activities in the ALZA Technologies segment. Other properties house ALZA personnel from both operating segments, as well as administrative personnel.


Item 3.   LEGAL PROCEEDINGS

     Product liability suits have been filed against Janssen and ALZA from time to time relating to Duragesic-registered trademark-. Janssen is managing the defense of these suits in consultation with ALZA under an agreement between the parties. Product liability suits have also been filed from time to time relating to other ALZA-developed products.

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



Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

               EXECUTIVE OFFICERS OF THE REGISTRANT

                                    Principal Occupations for
Name                    Age         Past Five Years

Dr. Ernest Mario        62          Chairman of the Board and Chief
                                    Executive Officer of ALZA (since
                                    1993).

James R. Butler         60          Group Vice President - ALZA
                                    International (since January 2000);
                                    Group Vice President - ALZA
                                    Pharmaceuticals (1999); Senior Vice
                                    President, Sales and Marketing
                                    of ALZA (1997-1999); Vice
                                    President, Sales and Marketing of
                                    ALZA (1993-1996).

Bruce C. Cozadd         37          Executive Vice President and Chief
                                    Operating Officer of ALZA (since
                                    January 2000); Senior Vice
                                    President and Chief Financial
                                    Officer (1997-1999); Vice President
                                    and Chief Financial Officer
                                    (1994-1996).

Harold E. Fethe         56          Senior Vice President, Human
                                    Resources of ALZA (since 1998);
                                    Vice President, Human Resources
                                    (1991-1998).

Matthew K. Fust         36          Senior Vice President and Chief
                                    Financial Officer of ALZA (since
                                    January 2000); Vice President,
                                    Finance and Controller (1998-1999);
                                    Executive Director (Accounting and
                                    Financial Reporting) (1996-1998).

Dr. Ronald P. Haak      48          Senior Vice President, Technology
                                    Development and Principal
                                    Scientist - ALZA Technologies
                                    (since 1999); Vice President,
                                    Technical Development (1994-1998).

Robert M. Myers         37          Senior Vice President, Commercial
                                    Development of ALZA (since 1999);
                                    Vice President, Commercial
                                    Development (1997-1999), Senior
                                    Director, Commercial Development
                                    (1996-1997); Director, Commercial
                                    Development (1995-1996).

Dr. Samuel R. Saks      46          Group Vice President - ALZA
                                    Pharmaceuticals (since
                                    January 2000); Senior Vice
                                    President, Medical Affairs of ALZA
                                    (1994-1999).

Peter D. Staple         49          Executive Vice President, Chief
                                    Administrative Officer and General
                                    Counsel of ALZA (since
                                    January 2000); Senior Vice President
                                    and General Counsel (1997-1999);
                                    Vice President and General Counsel
                                    (1994-1996).

Daniel N. Swisher, Jr.  37          Senior Vice President, Sales and
                                    Marketing of ALZA (since 2000);
                                    Vice President, Marketing
                                    (1997-1999); Executive Director,
                                    New Product Planning (1995-1997).

Janne L. Wissel         45          Senior Vice President, Operations
                                    of ALZA (since 1998); Vice
                                    President, Regulatory and Quality
                                    Management (1995 to 1997).

                            PART II

Item 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS

     ALZA incorporates by reference the information concerning the market for its common stock and related stockholder matters set forth at page 58 in the Annual Report to Stockholders (the "Annual Report") attached as Exhibit 13 to this Form 10-K.

Item 6.   SELECTED CONSOLIDATED FINANCIAL DATA

     ALZA incorporates by reference the selected consolidated financial data set forth at page 58 in the Annual Report.

Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

     ALZA incorporates by reference Management's Discussion and Analysis of Financial Condition and Results of Operations set forth at pages 25 to 35 in the Annual Report.

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     ALZA incorporates by reference Management's Discussion and Analysis of Financial Condition and Results of Operations set forth at pages 25 to 35 in the Annual Report.

Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     ALZA incorporates by reference the consolidated financial statements and notes thereto set forth at pages 36 to 56 in the Annual Report and the Report of Ernst & Young LLP, Independent
Auditors, at page 57 in the Annual Report.

Item 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

          Not applicable.

                             PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     ALZA incorporates by reference the information concerning its directors set forth under the heading "Election of Directors" in ALZA's definitive Proxy Statement for its 2001 Annual Meeting of Stockholders to be held on May 3, 2001 (the "Proxy Statement") and the information under the heading "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement.
Information concerning ALZA's executive officers appears at the end of Part I of this Form 10-K Annual Report.

Item 11.  EXECUTIVE COMPENSATION

     ALZA incorporates by reference the information set forth under the headings "Summary Compensation Table", "2000 Option Grants",
"2000 Aggregated Option Exercises and Fiscal Year End Option
Values" and "Certain Executive Agreements" in the Proxy Statement.

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

      1.  Consolidated Financial Statements:  (See accompanying
Index to Consolidated Financial Statements).

      2. Consolidated Financial Statement Schedule: (See accompanying Index to Consolidated Financial Statement Schedule).

      3.  Exhibits:

                3.1  Restated Certificate of Incorporation of
                ALZA Corporation filed with the Delaware Secretary of State on February 14, 1994 (1)

                3.2 Composite Bylaws of ALZA Corporation as restated on February 10, 1994 and amended on August 11, 1994, February 16, 1995, February 15,
                1996, August 13, 1996, February 10, 1998 and March
                17, 1999 (2)

                3.3 Certificate of Amendment of Restated
                Certificate of Incorporation of ALZA Corporation, filed with the Delaware Secretary of State on November 1, 2000

                4.1 Indenture dated July 7, 1994 between ALZA
                Corporation and the Chase Manhattan Bank, N.A. as
                Trustee, relating to ALZA's 5 1/4% Liquid Yield
                Option-trademark- Notes (3)

                4.2 Specimen of LYONs-trademark- Certificate
                (included in Exhibit 4.1)

                4.3 Rights Agreement between ALZA Corporation and
                BankBoston, N.A., as Rights Agent (5)

                4.4  Form of Right Certificate (included in Exhibit 4.6)

                4.5 Indenture dated July 28, 2000 by and between ALZA Corporation and the Chase Manhattan Bank and Trust Company, N.A., as Trustee, relating to ALZA's Zero Coupon Convertible Subordinated Debentures (4)

                4.6 Registration Rights Agreement, dated July 24, 2000, by and between ALZA Corporation, Credit Suisse First Boston Corporation, Chase Securities Inc. and Morgan Stanley & Co. Incorporated (4)

                10.1 Amended and Restated Executive Deferral
                Plan II (6)*

                10.2 Executive Deferral Plan II for Chief
                Executive Officer(7)*

                10.3 Amendment No. 1998-1 to Executive
                Deferral Plan II (11)*

                10.4 Amendment No. 1999-1 to Executive
                Deferral Plan II (11)*

                10.5 Amendment No. 1999-2 to Executive
                Deferral Plan II (11)*

                10.6 ALZA Corporation Amended and Restated
                Stock Plan (as amended through May 6, 1999)(8)*

                10.7 Amendment No. 1 to ALZA Corporation
                Amended and Restated Stock Plan (11)*

                10.8 Form of Executive Agreement between ALZA
                Corporation and Certain Executive Officers (9)*

                10.9 Form of Amendment to Executive Agreement between ALZA Corporation and Certain Executive
                Officers(10)*

                10.10 Executive Agreement between ALZA Corporation and Dr. Ernest Mario (8)*

                10.11 Supplemental ALZA Corporation Retirement
                Plan(11)*

                10.12 Form of Executive Estate Protection
                Plan Agreement(11)*

                10.13 Form of Executive Estate Protection
                Plan Collateral Agreement (11)*

                10.14 Lease Agreement between ALZA and
                P/A Charleston Road LLC for Building One of
                Charleston Road Development Project (a
                substantially identical lease is in effect for each of two other office buildings)(6)

                10.15 Construction Agreement between ALZA and P/A Charleston Road LLC relating to three office building lease agreements (6)

                10.16 Ground Lease between ALZA and the
                Peery and Arrillaga Trusts relating to a seven-acre parcel in Mountain View (6)

                13  Portions of Annual Report to
                Stockholders incorporated by reference into Annual Report on Form 10-K

                21  Subsidiaries

                23  Consent of Ernst & Young LLP, Independent Auditors
___________________________________________________________________

Footnotes to pages 30 through 32.

(1) Incorporated by reference to ALZA's Form 10-K Annual Report for the year ended December 31, 1993.
(2) Incorporated by reference to ALZA's Form 10-Q Quarterly Report for the quarter ended March 31, 1999.
(3) Incorporated by reference to ALZA's Form 10-Q Quarterly Report for the quarter ended June 30, 1994.
(4) Incorporated by reference to ALZA's Form S-3 Registration Statement (Commission File No. 333-46496) dated September 25, 2000, as amended.
(5) Incorporated by reference to ALZA's Form 8-K Current Report filed December 21, 1999.
(6) Incorporated by reference to ALZA's Form 10-K Annual Report for the year ended December 31, 1997.
(7) Incorporated by reference to ALZA's Form 10-Q Quarterly Report for the quarter ended September 30, 1993.
(8) Incorporated by reference to ALZA's Form 10-Q Quarterly Report for the quarter ended June 30, 1999.
(9) Incorporated by reference to ALZA's Form 10-K Annual Report for the year ended December 31, 1995.
(10) Incorporated by reference to ALZA's Form 10-Q/A Quarterly Report for the quarter ended June 30, 1999.
(11) Incorporated by reference to ALZA's Form 10-K Annual Report for the year ended December 31, 1999.

*A management contract or compensatory plan or arrangement required to be filed as an Exhibit pursuant to Item 14(c) of Form 10-K.

(b) On October 30, 2000, ALZA filed a Form 8-K reporting the exercise of its option to acquire all of the Class A Common Stock of Crescendo Pharmaceuticals Corporation for a cash payment of $100.0 million.

     On October 31, 2000, ALZA filed a Form 8-K reporting the special meeting of ALZA stockholders to approve an amendment to the Restated Certificate of Incorporation to increase the number of authorized shares of ALZA common stock, to effect a 2 for 1 stock split, and to adjust the par value per share of common stock from $.01 to $.005 per share.

     On November 14, 2000, ALZA filed a Form 8-K reporting the completion of the Crescendo acquisition.



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

                                             Page Number
Reference                                    Annual Report     Form
                                             to Stockholders   10-K

Consolidated statement of operations for               36
the years ended December 31, 2000, 1999,
1998

Consolidated balance sheet at                          37
December 31, 2000 and 1999

Consolidated statement of stockholders'                38
equity for the years ended December 31, 2000, 1999 and 1998

Consolidated statement of cash flows for               39
the years ended December 31, 2000, 1999
and 1998

Notes to consolidated financial statements             40-56

Report of Ernst & Young LLP, Independent               57
Auditors

The following consolidated financial statement schedule of ALZA Corporation is included:

II - Consolidated valuation and qualifying                      34
     accounts


                            SCHEDULE II



                             ALZA CORPORATION
              CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
               Years Ended December 31, 2000, 1999 and 1998



             Balance at    Additions    Deductions
             Beginning    Charged to       and       Balance at
              of Year        Income     write-offs   End of Year
             ___________________________________________________
(In millions)

Reserves for
 uncollectible
 accounts and sales
 returns and allowances:

 2000            $ 18.1       $60.9        $ 50.6        $ 28.4

 1999            $  3.6       $42.2        $ 27.7        $ 18.1

 1998            $  4.6       $ 9.3        $ 10.3        $  3.6





Deferred tax valuation allowances:

 2000            $104.2       $ 61.6       $ 66.9        $ 98.9

 1999 (1)        $113.0       $  -         $  8.8        $104.2

 1998 (1)        $113.0       $  -         $  -          $113.0


 1) The 1999 and 1998 presentations have been revised to be consistent with gross basis presentation in 2000.





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







Date:   March 28, 2001




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

/s/ Dr. Ernest Mario
Dr. Ernest Mario
Chairman of the Board of Directors,
Director and Chief Executive Officer
Date: March 28, 2001

/s/ Dr. William R. Brody           /s/ Dean O. Morton
Dr. William R. Brody               Dean O. Morton
Director                           Director
Date: March 28, 2001               Date: March 28, 2001

/s/ Dr. Robert J. Glaser           /s/ Denise M. O'Leary
Dr. Robert J. Glaser               Denise M. O'Leary
Director                           Director
Date: March 28, 2001               Date: March 28, 2001

/s/ Dr. I. Craig Henderson         /s/ Julian N. Stern
Dr. I. Craig Henderson             Julian N. Stern
Director                           Director
Date: March 28, 2001               Date: March 28, 2001

/s/ Jerry T. Jackson               /s/ Matthew K. Fust
Jerry T. Jackson                   Matthew K. Fust
Director                           Senior Vice President,
Date: March 28, 2001               Chief Financial Officer
                                   and Principal Accounting Officer
                                   Date: March 28, 2001



                          EXHIBIT INDEX


Exhibit

3.3            Certificate of Amendment of Restated
               Certificate of Incorporation of ALZA Corporation


13             Portions of the 2000 Annual Report to
               Stockholders incorporated by reference into
               Annual Report on Form 10-K


21             Subsidiaries


23             Consent of Ernst & Young LLP, Independent Auditors