Form 10-K/A
period 2000-12-31
ALZA CORP
filed 2001-04-18
CIK 4310

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-K/A
                         AMENDMENT No. 1

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED
    DECEMBER 31, 2000

                  Commission File Number 1-6247

                          ALZA CORPORATION
     (Exact name of registrant as specified in its charter)

               Delaware                        77-0142070
(State or other jurisdiction of              (I.R.S.Employer
incorporation  of organization)             Identification No.)

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


           ALZA CORPORATION FORM 10-K/A ANNUAL REPORT
           FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                           TABLE OF CONTENTS

                                                             Page

Part IV.

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
         AND REPORTS ON FORM 8-K                                3

         SIGNATURES                                             6

         EXHIBIT INDEX                                          8


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

                3.3 Certificate of Amendment of Restated
                Certificate of Incorporation of ALZA
                Corporation, filed with the Delaware Secretary of State on November 1, 2000 (12)

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

                10.15 Construction Agreement between ALZA and P/A
                Charleston Road LLC relating to three office building lease agreements (6)

                10.16 Ground Lease between ALZA and the Peery and
                Arrillaga Trusts relating to a seven-acre parcel in Mountain View (6)

                10.17 Amendment No. 2000-1 to Executive Deferral
                Plan I*

                10.18 Amendment No. 2000-2 to Executive Deferral
                Plan I*

                10.19 Amendment No. 2000-1 to Executive Deferral
                Plan II*

                10.20 Amendment No. 2000-2 to Executive Deferral
                Plan II*

                13 Portions of Annual Report to Stockholders incorporated by reference into Annual Report on Form 10-K (12)

                21 Subsidiaries (12)

                23 Consent of Ernst & Young LLP, Independent
                Auditors (12)
_________________________________________________________________

Footnotes to pages 3 and 4
(1) Incorporated by reference to ALZA's Form 10-K Annual Report for the year ended December 31, 1993.
(2) Incorporated by reference to ALZA's Form 10-Q Quarterly Report for the quarter ended March 31, 1999.
(3) Incorporated by reference to ALZA's Form 10-Q Quarterly Report for the quarter ended June 30, 1994.
(4) Incorporated by reference to ALZA's Form S-3 Registration Statement (Commission File No. 333-46496) dated September 25, 2000, as amended.
(5) Incorporated by reference to ALZA's Form 8-K Current Report filed December 21, 1999.
(6) Incorporated by reference to ALZA's Form 10-K Annual Report for the year ended December 31, 1997.
(7) Incorporated by reference to ALZA's Form 10-Q Quarterly Report for the quarter ended September 30, 1993.
(8) Incorporated by reference to ALZA's Form 10-Q Quarterly Report for the quarter ended June 30, 1999.
(9) Incorporated by reference to ALZA's Form 10-K Annual Report for the year ended December 31, 1995.
(10) Incorporated by reference to ALZA's Form 10-Q/A Quarterly Report for the quarter ended June 30, 1999.
(11) Incorporated by reference to ALZA's Form 10-K Annual Report for the year ended December 31, 1999.
(12) Incorporated by reference to ALZA's Form 10-K Annual Report for the year ended December 31, 2000.

*A management contract or compensatory plan or arrangement required to be filed as an Exhibit pursuant to Item 14(c) of Form 10-K.






                           SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                       ALZA CORPORATION



                                   By   /s/ Matthew K. Fust
                                           Matthew K. Fust
                                        Senior Vice President,
                                       Chief Financial Officer and
                                      Principal Accounting Officer







Date:   April 17, 2001

                           SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



/s/ Dr. Ernest Mario
Dr. Ernest Mario
Chairman of the Board of
Directors, Director and
Chief Executive Officer
Date: April 17, 2001


/s/ Dr. William R. Brody*               /s/ Dean O. Morton*
Dr. William R. Brody                    Dean O. Morton
Director                                Director
Date: April 17, 2001                    Date: April 17, 2001


/s/ Dr. Robert J. Glaser*               /s/ Denise M. O'Leary*
Dr. Robert J. Glaser                    Denise M. O'Leary
Director                                Director
Date: April 17, 2001                    Date: April 17, 2001


/s/ Dr. I. Craig Henderson*             /s/ Julian N. Stern*
Dr. I. Craig Henderson                  Julian N. Stern
Director                                Director
Date: April 17, 2001                    Date: April 17, 2001


/s/ Jerry T. Jackson*
Jerry T. Jackson
Director
Date: April 17, 2001




*By: Matthew K. Fust
Matthew K. Fust
Attorney-in-fact
Date: April 17, 2001




                          EXHIBIT INDEX


Exhibit

10.17     Amendment No. 2000-1 to Executive Deferral Plan I

10.18     Amendment No. 2000-2 to Executive Deferral Plan I

10.19     Amendment No. 2000-1 to Executive Deferral Plan II

10.20     Amendment No. 2000-2 to Executive Deferral Plan II




_______________________________