Form 10-Q
period 2001-03-31
ALZA CORP
filed 2001-05-14
CIK 4310

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            FORM 10-Q

 (X) Quarterly Report Pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934 for the quarterly period ended March 31, 2001

                               or

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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )



Number of shares outstanding of each of the registrant's classes of common stock as of May 4, 2001:

Common Stock, $.005 par value - 238,949,490 shares
                        ALZA CORPORATION
                 FORM 10-Q for the Quarter Ended
                         March 31, 2001

                              INDEX


Part I. Financial Information


Item 1. Financial Statements

     Condensed Consolidated Statement of Operations             3
     Condensed Consolidated Balance Sheet                       4
     Condensed Consolidated Statement of Cash Flows             5
     Notes to Condensed Consolidated Financial Statements    6-11


Item 2. Management's Discussion and Analysis of
       Financial Condition and Results of Operations        12-23


Item 3. Quantitative and Qualitative Disclosures about
       Market Risk                                             23


Part II. Other Information


Item 1. Legal Proceedings                                      24

Item 6. Exhibits and Reports on Form 8-K                       24


Signatures                                                     25


Exhibits



PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

                        ALZA CORPORATION
   Condensed Consolidated Statement of Operations (unaudited)
             (In millions, except per share amounts)

                                              Quarter Ended
                                                March 31,
                                              2001      2000
______________________________________________________________
Revenues:
 Net sales                                 $  226.2    $ 108.8
 Royalties, fees and other                     65.9       67.3
 Research and development                       6.0       25.4
                                           ________    ________
    Total revenues                            298.1      201.5

Costs and expenses:
 Costs of products shipped                     53.4       34.7
 Research and development                      50.4       44.8
 Selling, general and administrative          122.6       72.0
 Acquisition of in-process research
  and development                              10.0        -
                                           ________    ________
    Total costs and expenses                  236.4      151.5

                                           ________    ________
Operating income                               61.7       50.0

 Interest expense                              14.3       15.4
 Interest and other income                    (26.5)      (5.4)
                                           ________    ________
   Net interest and other (income) expense    (12.2)      10.0
                                           ________    ________
Income before income taxes and cumulative
  effect of changes in accounting principles   73.9       40.0

Provision for income taxes                     22.9       12.3
                                           ________    ________
Income before cumulative effect of changes
  in accounting principles                     51.0       27.7

Cumulative effect of changes in accounting
  principles (net of income taxes of
 $1.5 million and $5.0 million for
 2001 and 2000, respectively)                   2.2       (7.4)
                                           ________    ________
Net income                                 $   53.2    $  20.3
                                           ========    ========

Earnings per share - basic
  Income before cumulative effect of changes
   in accounting principles                $   0.21    $  0.14
  Cumulative effect of changes in accounting
   principles                              $   0.01    $ (0.04)
                                           ________    ________
     Net income                            $   0.22    $  0.10
                                           ========    ========

Earnings per share - diluted
  Income before cumulative effect of changes
   in accounting principles                $   0.20    $  0.13
  Cumulative effect of changes in accounting
   principles                              $   0.01    $ (0.03)
                                           ________    ________
     Net income                            $   0.21    $  0.10
                                           ========    ========

Shares used in per share computation (See Note 3)
  Basic                                       237.9     204.3
  Diluted                                     283.7     207.4

                     See accompanying notes.




                        ALZA CORPORATION
        Condensed Consolidated Balance Sheet (unaudited)
                          (In millions)
                                        March 31,   December 31,
                                           2001         2000
________________________________________________________________

ASSETS
Current assets:
  Cash and cash equivalents              $  692.8      $  867.0
  Short-term investments                    118.7         146.4
  Receivables, net                          180.7         169.0
  Inventories, at cost:
   Raw materials                             24.6          15.9
   Work in process                           18.7          21.8
   Finished goods                            29.3          27.3
                                         ________      ________
     Total inventories                       72.6          65.0
  Prepaid expenses and other
   current assets                            50.1          27.7
                                         ________      ________
     Total current assets                 1,114.9       1,275.1

Property, plant and equipment               613.6         600.1
Less accumulated depreciation
 and amortization                          (187.1)       (178.7)
                                         ________      ________
     Net property, plant and equipment      426.5         421.4

Long-term investments                       629.2         447.5
Deferred product acquisition costs          343.3         324.2
Cash surrender value of life insurance      247.5         201.9
Other assets                                267.4         251.5
                                         ________      ________
TOTAL ASSETS                             $3,028.8      $2,921.6
                                         ========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                       $   79.8      $   77.6
  Accrued liabilities                        80.4          63.2
  Current portion of long-term debt           9.7           9.8
                                         ________      ________
     Total current liabilities              169.9         150.6

5 1/4% zero coupon convertible
 subordinated debentures                    470.0         464.0
3% zero coupon convertible
 subordinated debentures                    613.0         608.5
Other long-term liabilities                 130.1         135.1

Stockholders' equity:
 Common stock and additional
  paid-in capital                         1,375.7       1,342.7
 Accumulated other comprehensive income       5.6           9.4
 Retained earnings                          264.5         211.3
                                         ________      ________
     Total stockholders' equity           1,645.8       1,563.4
TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                   $3,028.8      $2,921.6
                                         ========      ========

                     See accompanying notes.




                        ALZA CORPORATION
   Condensed Consolidated Statement of Cash Flows (unaudited)
                          (In millions)
                                              Three Months Ended
                                                  March 31,
                                                 2001      2000
_________________________________________________________________
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                   $  53.2   $  20.3
 Non-cash adjustments to reconcile net income
  to net cash provided by (used in)
  operating activities:
  Depreciation and amortization                  13.4      13.2
  Amortization of product acquisition payments    7.4       6.1
  Cumulative effect of changes in
   accounting principles                         (2.2)      7.4
  Tax benefit for stock options and stock
   purchase plans                                 8.3       0.6
  Interest on 5 1/4% zero coupon convertible
   subordinated debentures                        6.1       5.8
  Interest on 3% zero coupon convertible
   subordinated debentures                        4.5       -
  Undistributed income from real estate
   joint venture                                 (1.1)     (1.2)
  Gain on sale of assets, net                    (8.8)      -
  Asset write-down                                -         1.9
  Changes in current assets:
   Receivables                                  (11.7)    (25.4)
   Inventories                                   (8.8)     (0.9)
   Prepaid expenses and other current assets    (20.1)     (3.0)
   Prepaid premiums and increase in cash
     surrender value of life insurance          (45.6)    (24.5)
  Changes in liabilities:
   Accounts payable                              10.9     (41.4)
   Accrued liabilities                           22.5       6.0
   Other long-term liabilities                    3.4       1.8
                                              ________   _______
     Total adjustments                          (21.8)    (53.6)
                                              ________   _______
Net cash provided by (used in)
   operating activities                          31.4     (33.3)

CASH FLOWS FROM INVESTING ACTIVITIES:

 Capital expenditures                           (14.0)    (11.9)
 Proceeds from sale of assets                    10.1       -
 Product acquisition payments                   (35.3)     (1.0)
 Purchases of available-for-sale securities (299.9) (6.6) Sales and maturities of available-for-sale
  securities                                    144.1      10.3
 Other investing activities                     (19.7)     (4.7)
                                              ________   _______
Net cash used in investing activities          (214.7)    (13.9)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Issuances of common stock                       18.0       6.9
 Principal repayments of long-term debt, net     (8.9)     (6.5)
                                              ________   _______
Net cash provided by financing activities         9.1       0.4

Net decrease in cash and cash equivalents      (174.2)    (46.8)

Cash and cash equivalents at
   beginning of period                          867.0     149.4
                                              ________   _______
Cash and cash equivalents at end of period    $ 692.8   $ 102.6
                                              ========  ========
                     See accompanying notes.




ALZA CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited)

NOTE 1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. The information as of March 31, 2001 and for the quarters ended March 31, 2001 and 2000 includes all adjustments (consisting only of normal recurring adjustments) that the management of ALZA Corporation ("ALZA") believes necessary for fair presentation of the results for the periods presented. The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

     Results for any interim period are not necessarily indicative of results for any future interim period or for the entire year. The accompanying financial statements should be read in conjunction with the financial statements and notes thereto included in ALZA's Annual Report on Form 10-K for the year ended December 31, 2000.

Revenue Recognition

     ALZA recognizes non-refundable upfront product license fees and certain other related fees over the periods of continuing involvement. If, at the execution of the agreement, significant development risk remains due to the stage of completion of the product development, then such fees are recognized as revenue on a straight-line basis over the development period. If, at the execution of the agreement, the product is approved or product development risk has been substantially eliminated, then such fees are recognized as revenue on a straight-line basis over the longer of the contractual term of the manufacturing obligation or the expected period over which ALZA will supply the product. Fees associated with substantive at risk performance milestones are recognized as revenue upon their completion, as defined in the respective agreements.

    In the fourth quarter of 2000, but effective to January 1, 2000, ALZA changed its method of accounting to that described above for non-refundable upfront product license fees and certain other related fees. ALZA historically recognized these fees as revenues when all of the conditions to payment had been met and there were no further performance contingencies or conditions to ALZA's receipt of payment. These fees were generally not creditable against future payments. ALZA believes the change in accounting principle is consistent with guidance provided in Securities Exchange Commission Staff Accounting Bulletin No. 101
- Revenue Recognition in Financial Statements ("SAB 101") released in December 1999.

    As a result of this change in method of accounting, the results for the first quarter of 2000 were restated, and a net charge of $7.4 million ($0.03 per diluted share) for the cumulative effect of a change in accounting principle, calculated as of January 1, 2000, was recorded for the quarter ended March 31, 2000. The amount of related deferred income recognized for the quarter ended March 31, 2001 and 2000 was not significant.

Comprehensive Income

     Total comprehensive income includes net income plus other comprehensive income, which, for ALZA, primarily comprises net unrealized gains or losses on available-for-sale securities. Total comprehensive income was $49.4 million and $19.2 million for the quarters ended March 31, 2001 and 2000, respectively. Other comprehensive loss was $3.8 million and $1.1 million for the quarters ended March 31, 2001 and 2000, respectively.

Supplemental Disclosures of Cash Flow Information

Noncash Investing and Financing                        Three
months ended March 31,
  Activities (In millions)            2001             2000
_________________________________________________________________
Net unrealized losses on
  available-for-sale securities,
  net of tax effect                $  3.3            $ 1.1
Accrued product and license
  acquisition costs                   1.6              -
Tax adjustment                        5.5              -

Reclassification

     Certain amounts in the prior year's financial statements have been reclassified to conform to the 2001 presentation.
These reclassifications had no impact on previously reported results of operations or stockholder's equity.

Accounting for Derivatives

     ALZA implemented Statement of Financial Accounting Standards 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), effective January 1, 2001. SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires companies to recognize all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting under SFAS 133. Derivatives that are not designated as hedges must be adjusted to fair value through income. ALZA's implementation of SFAS 133 resulted in an after-tax gain of $2.2 million ($0.01 per diluted share) on certain investments for the cumulative effect of this accounting change, effective as of January 1, 2001. ALZA also recorded a $1.8 million loss in interest and other income related to a decrease in fair value of the investments during the quarter.


NOTE 2. PENDING BUSINESS COMBINATION

     In March 2001, ALZA entered into an Agreement and Plan of Merger (the "Merger Agreement") with Johnson & Johnson, a New Jersey corporation ("J&J"), and Express Merger Sub Inc., a Delaware corporation and a wholly-owned subsidiary of J&J.
Under the Merger Agreement, subject to the satisfaction of closing conditions, including receipt of stockholder and government approvals, ALZA will become a wholly-owned subsidiary of J&J and each outstanding share of ALZA common stock will be exchanged for 0.98 shares of J&J common stock, after adjustment for a recently announced two-for-one stock split of J&J common stock, which will be effective on or about June 12, 2001. The merger is intended to be a tax-free reorganization and is intended to be treated as a pooling of interests for financial reporting purposes.


NOTE 3. EARNINGS PER SHARE INFORMATION

     Basic earnings per share is calculated by dividing net income by the weighted average common shares outstanding for the period. Diluted earnings per share is calculated by dividing net income, as adjusted, by the weighted average common shares outstanding for the period plus the dilutive effect of stock options and convertible securities.

     The following table sets forth the computation of ALZA's
basic and diluted earnings per share:
                                      Quarter Ended March 31,
(In millions, except per share amounts)2001          2000
_________________________________________________________________
NUMERATOR:
Basic
  Net income                       $  53.2         $  20.3
                                   =======         =======
Diluted
  Net income                       $  53.2         $  20.3
  Net interest expense on
     convertible debt                  7.5             -
                                   _______         _______
  Adjusted net income              $  60.7         $  20.3
                                   =======         =======
DENOMINATOR:
Basic
  Weighted average shares            237.9           204.3

Diluted
  Weighted average shares            238.2           204.8
  Effect of dilutive securities:
   Employee stock options              5.9             2.6
   5 1/4% Debentures                  24.3             -
   3% Debentures                      15.3             -
                                   _______         _______
  Weighted average shares            283.7           207.4
                                   =======         =======

Basic earnings per share           $  0.22         $  0.10
                                   =======         =======

Diluted earnings per share         $  0.21         $  0.10
                                   =======         =======

     Options to purchase 3.3 million and 10.6 million shares of common stock were excluded from the diluted earnings per share calculation for the quarters ended March 31, 2001 and 2000, respectively. These options were excluded because their exercise price was greater than the average market price of the common shares during the periods, and therefore the effect of including those options would have been anti-dilutive. Assumed conversions of ALZA's then-outstanding 5% convertible subordinated debentures due 2006 ("5% Debentures"), most of which were converted into ALZA common stock when called for redemption in July 2000, and the 5 1/4% zero coupon convertible subordinated debentures due 2014 ("5 1/4% Debentures") were not included in the diluted earnings per share calculation for the quarter ended March 31, 2000, as their inclusion would have been anti-dilutive. The 3% zero coupon convertible subordinated debentures due 2020 ("3% Debentures") were issued in July 2000 and therefore were not included in the diluted earnings per share calculation for the quarter ended March 31, 2000.


NOTE 4.  ACQUISITIONS OF PRODUCT RIGHTS

     In February 2001, ALZA acquired certain marketing rights to Flexeril-registered trademark- (cyclobenzaprine) from Merck and Co., Inc. ("Merck"). Under the terms of the agreement, ALZA obtained exclusive sales and marketing rights for Flexeril and the exclusive license to the Flexeril trademark for pharmaceutical sales in the United States and Canada, excluding over-the-counter sales. ALZA made a $25.0 million upfront payment to Merck, which was capitalized as a deferred product acquisition cost.

     In January 2001, ALZA finalized an exclusive license agreement with PPD GenuPro, Inc. ("PPD"), a subsidiary of Pharmaceutical Product Development, Inc., for dapoxetine. Under the agreement, ALZA received worldwide rights to develop and commercialize dapoxetine as a treatment for genitourinary disorders, including rapid ejaculation. A payment of $10.0 million was made to PPD and was charged to acquisition of in-process research and development, as the product is in development and has not received regulatory approval.


NOTE 5.  SEGMENT REPORTING

     ALZA has two operating segments: ALZA Pharmaceuticals, which includes sales of products directly to the pharmaceutical marketplace, research and development for products marketed by, and potential products to be marketed by, ALZA (including revenues and expenses relating to products under development with Crescendo Pharmaceuticals Corporation ("Crescendo") through the third quarter of 2000, after which Crescendo was acquired) and certain co-promotion revenues for products co-promoted by ALZA; and ALZA Technologies, which includes research, development and manufacturing for pharmaceutical product development partners and ALZA Pharmaceuticals, and royalties and fees resulting from sales by ALZA's pharmaceutical product development partners of products developed under joint development and commercialization agreements. The "Other" category primarily comprises corporate general and administrative expenses, including finance, legal, human resources, commercial development, executive and other functions not directly attributable (or allocated) to the activities of the operating segments, as well as rental and service fee revenues.

     ALZA evaluates performance and allocates resources based on operating income or loss from operations (before allocation of certain general and administrative expenses, net interest expense, investment gains and losses and income taxes.) ALZA does not assess segment performance or allocate resources based on a segment's total assets, and therefore ALZA's assets are not reported by segment. ALZA allocates certain long-lived assets to operating segments for purposes of allocating depreciation and amortization expense. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. ALZA accounts for intersegment sales and development revenues based upon negotiated prices.

     ALZA's reportable segments are strategic units that distribute products to different types of customers and provide different types of services. They are managed differently because ALZA Pharmaceuticals' sales and marketing efforts are extensive and disparate from the revenue generation process resulting from arrangements with pharmaceutical product development partners. Additionally, ALZA Pharmaceuticals develops products for commercialization by ALZA, while ALZA Technologies develops products for commercialization by other companies and ALZA Pharmaceuticals.

     The following tables contain information about segment operating income (loss) for the quarters ended March 31, 2001 and 2000.

                                       Quarter Ended March 31,
(In millions)                           2001              2000
________________________________________________________________
Revenues from external customers
Net sales
 ALZA Pharmaceuticals                $ 189.1            $  79.8
 ALZA Technologies                      37.1               29.0
Royalties, fees and other
 ALZA Pharmaceuticals                    6.3                2.6
 ALZA Technologies                      56.5               63.3
 Other                                   3.1                1.4
Research and development
 ALZA Pharmaceuticals                    -                 20.1
 ALZA Technologies                       6.0                5.3
                                     _______            _______
 Total                               $ 298.1            $ 201.5
                                     =======            =======
Intersegment revenues
Net sales
 ALZA Technologies                   $  22.1            $   9.9
Research & development
 ALZA Pharmaceuticals                    -                  0.6
 ALZA Technologies                      10.9               11.5
                                     _______            _______
 Total                               $  33.0            $  22.0
                                     =======            =======
Segment operating income (loss)
 ALZA Pharmaceuticals                $  20.8            $   5.5
 ALZA Technologies                      47.8               55.4
 Other                                  (6.9)             (10.9)
                                     _______            _______
 Total                               $  61.7            $  50.0
                                     =======            =======

     The following table contains a reconciliation of ALZA's income before taxes to that reported by segment in the tables above:



                                       Quarter Ended March 31,
(In millions)                           2001              2000
_______________________________________________________________
Income before taxes
Total operating income for
 reportable segments                 $  61.7            $  50.0
Unallocated amounts:
 Interest and other income              26.5                5.4
 Interest expense                      (14.3)             (15.4)
                                     ________           ________
Income before income taxes and
 cumulative effect of changes in
 accounting principles               $  73.9            $  40.0
                                     ========           ========



NOTE 6.  SUBSEQUENT EVENTS

     In April 2001, ALZA sold two of its buildings located in Palo Alto, California. The net gain from the sale of the buildings was $10.9 million.




Item 2.  Management's Discussion and Analysis of Financial
        Condition and Results of Operations

Notice Concerning Forward-Looking Statements

     Some of the statements made in this Form 10-Q are forward-looking in nature, including, without limitation, plans concerning the commercialization of products, statements concerning potential product sales, future costs of products shipped (and gross margins), associated sales and marketing expenses, plans concerning development of products and other statements that are not historical facts. The occurrence of the events described, and the achievement of the intended results, are subject to various risk factors that could cause ALZA's actual results to be materially different than those presented, some or all of which risks are not predictable or within ALZA's control. Many risks and uncertainties are inherent in the pharmaceutical industry; others are more specific to ALZA's business. In addition, while ALZA has agreed to merge with J&J, the merger has not yet closed and there can be no assurance that it will close. There are risks associated with the merger and the closing of the merger. In addition, many of the significant risks related to ALZA's business are described in ALZA's Annual Report on Form 10-K for the year ended December 31, 2000.


RESULTS OF OPERATIONS

SUMMARY                               Quarter Ended March 31,
(In millions, except per share amounts)2001               2000
_________________________________________________________________
Revenues                            $ 298.1            $ 201.5
_________________________________________________________________
Operating income                       61.7               50.0
_________________________________________________________________
Net income                             53.2               20.3
_________________________________________________________________
Diluted earnings per share             0.21               0.10
_________________________________________________________________

     ALZA's total revenues rose 48% for the quarter ended March 31, 2001, compared to the same period in 2000. Pro forma net income, excluding certain items discussed below, increased 87% in the quarter ended March 31, 2001 from the same period in 2000. Significant factors contributing to ALZA's financial results include:

  - Net sales increased significantly for the quarter ended March 31, 2001 from the same period in 2000, led by growth in ALZA Pharmaceuticals product sales revenue, which more than doubled to $189.1 million for the quarter ended March 31, 2001 from $79.8 million for the same period in 2000. The increase in net sales resulted primarily from increased sales of Ditropan XL-registered trademark- (oxybutynin chloride) and Doxil-registered trademark- (doxorubicin HCl liposome injection), and sales of Concerta-trademark- (methylphenidate
  HCl), which was launched in August 2000.

  - Gross margin increased to 76% for the quarter ended March
  31, 2001 from 68% for the quarter ended March 31, 2000, reflecting increased sales of higher margin products by ALZA
  Pharmaceuticals.

  - Net interest and other income increased substantially to $12.2 million for the quarter ended March 31, 2001 from a net interest and other expense of $10.0 million for the quarter ended March 31, 2000. This increase was primarily due to higher invested cash balances and an $8.9 million gain from the sale of the Amphotec-registered trademark- (amphotericin B) product to InterMune Pharmaceuticals, Inc. ("InterMune").

  - Research and development revenues, reflecting work performed by ALZA for product development partners, decreased 76% to $6.0 million for the quarter ended March 31, 2001 from $25.4 million for the quarter ended March 31, 2000. The decrease in revenues was due to the termination of research and development revenues from Crescendo, which was purchased by ALZA during the fourth quarter of 2000. Crescendo accounted for $20.1 million in research and development revenues for the quarter ended March 31, 2000.

  - Selling, general and administrative expenses increased 70% to $122.6 million for the quarter ended March 31, 2001 from $72.0 million for the quarter ended March 31, 2000. This increase reflects marketing and sales expenses associated with Concerta, increased selling expenses related to Ditropan XL, including the expansion of ALZA's urology, senior care and primary care sales forces, and additional promotional activities in support of Doxil.

     ALZA's results of operations for the quarter ended March 31, 2001 include the following items:

  - $10.0 million ($6.0 million after tax) charge for in-process research and development relating to a licensing agreement with PPD for the compound dapoxetine which is under development.

  - $3.7 million ($2.2 million after tax) gain for a cumulative effect of a change in accounting principle in connection with the adoption of SFAS 133.

     ALZA's results of operations for the quarter ended March 31, 2000 include the following items:

  - $4.8 million ($2.9 million after tax) charge related to the consolidation of certain research and development operations.

  - $12.4 million ($7.4 million after tax) charge for the cumulative effect of a change in accounting principle pertaining to revenue recognition in connection with the adoption of SAB 101.

     Excluding these items, pro forma net income for the quarter ended March 31, 2001 was $57.0 million, or $0.23 per diluted share, compared to $30.5 million, or $0.15 per diluted share for the quarter ended March 31, 2000.

OPERATING SEGMENT SUMMARY             Quarter Ended March 31,
(In millions)                          2001              2000
_________________________________________________________________
Revenues
ALZA PHARMACEUTICALS                $ 195.4            $ 103.1
ALZA TECHNOLOGIES                     132.6              119.0
OTHER                                   3.1                1.4
_________________________________________________________________
Total segment revenues                331.1              223.5
Intersegment elimination              (33.0)             (22.0)
_________________________________________________________________
     Total revenues                 $ 298.1            $ 201.5

Operating income (loss)
ALZA PHARMACEUTICALS                $  20.8  1         $   5.5
ALZA TECHNOLOGIES                      47.8               55.4
OTHER                                  (6.9)             (10.9)2
_________________________________________________________________
     Total operating income         $  61.7            $  50.0
_________________________________________________________________

1 For the quarter ended March 31, 2001, operating income for ALZA Pharmaceuticals included $10.0 million of in process research and development charges relating to a licensing agreement with PPD for the compound dapoxetine which is under development. Excluding these charges, operating income for ALZA Pharmaceuticals would have been $30.8 million for the quarter ended March 31, 2001.
2 For the quarter ended March 31, 2000, the operating loss for Other included $4.8 million of charges associated with the consolidation of certain research and development facilities. Excluding these charges, operating loss for Other would have been $6.1 million for the quarter ended March 31, 2000.

ALZA PHARMACEUTICALS

     ALZA Pharmaceuticals derives its revenues from sales of ALZA Pharmaceuticals products to the pharmaceuticals marketplace in the United States and Canada and to distributors who market the products elsewhere; research and development revenues from Crescendo through the third quarter of 2000, after which Crescendo was acquired; co-promotion fees from third parties, and fees received with respect to rights to market, outside the United States or Canada, products marketed or intended to be marketed by ALZA Pharmaceuticals in the United States and Canada. Revenues from Crescendo were offset by intersegment charges from ALZA Technologies for research and development expenses related to products to be marketed by ALZA Pharmaceuticals, which were under development on behalf of Crescendo. ALZA Pharmaceuticals' costs and expenses include costs of products shipped for products marketed by ALZA Pharmaceuticals, including costs of products manufactured by ALZA Technologies and third party manufacturers, research and development expenses billed by ALZA Technologies and others, sales and marketing expenses and amortization of product acquisition payments.

     Operating income increased substantially for the quarter ended March 31, 2001 compared to the same period in 2000. This improvement was due to an increase in net sales, which more than doubled compared to the first quarter of 2000, and an increase in gross margin to 86% for the quarter ended March 31, 2001 from 82% for the same period in 2000. Partially offsetting these increases was an increase in sales and marketing expenses and the termination of research and development revenues from Crescendo.

ALZA TECHNOLOGIES

     ALZA Technologies derives its revenues from net sales of products manufactured for pharmaceutical product development partners and for ALZA Pharmaceuticals, royalty revenues, fee revenues under agreements with partners, and revenues for research and development activities undertaken for partners and ALZA Pharmaceuticals.

     Operating income decreased 14% for the quarter ended March 31, 2001, compared to the same period in 2000. The decline was due to a decrease in royalties, fees and other revenue compared to the first quarter of 2000 and a decrease in gross margin as a percentage of net sales to 25% for the quarter ended March 31, 2001, compared to 29% for the same period in 2000, as a result of a shift in product mix.

OTHER

     The "Other" category primarily comprises corporate general and administrative activities and the associated costs related to finance, legal, human resources, commercial development, executive and other functions not directly attributable (or allocated) to the activities of the operating segments, as well as rental and service fee revenues.

     Operating loss remained relatively constant for the quarter ended March 31, 2001, compared to the same period in 2000, excluding certain charges for 2000 described above.

                            NET SALES


Net Sales                          Quarter Ended March 31,
(Dollars in millions)              2001            2000
_______________________________________________________________
ALZA PHARMACEUTICALS
  Concerta-trademark-           $  65.4         $   -
  Ditropan XL-registered
   trademark-                      51.9            32.8
  Doxil-registered trademark-      28.1            13.0
  Ethyol-registered trademark-     14.7            13.8
  Elmiron-registered trademark-    11.5             5.0
  Other                            17.5            15.2
_______________________________________________________________
  Total                           189.1            79.8
_______________________________________________________________
ALZA TECHNOLOGIES
Contract manufacturing             37.1            29.0
Intersegment                       22.1             9.9
_______________________________________________________________
  Total                            59.2            38.9
_______________________________________________________________
Intersegment eliminations         (22.1)           (9.9)
_______________________________________________________________
Total net sales                 $ 226.2         $ 108.8

ALZA PHARMACEUTICALS

     Net sales more than doubled for the quarter ended March 31, 2001, compared to the same period in 2000. This increase in ALZA
Pharmaceuticals' net sales can be primarily attributed to substantial increases in sales of Ditropan XL and Doxil, and sales of Concerta, which was launched in August 2000.

     ALZA Pharmaceuticals' net sales can be expected to vary significantly from year to year, particularly in the first years after launch of a new product. Concerta was launched in the third quarter of 2000, Ditropan XL was launched in the first quarter of 1999, and Doxil and Testoderm TTS-registered trademark- (Testosterone Transdermal System) were cleared for marketing during the past few years. In June 1999, the United States Food and Drug Administration ("FDA") approved new indications for Ethyol-registered trademark-(amifostine) and Doxil. Wholesaler stocking patterns, managed care and formulary acceptance, the introduction of competitive products, and acceptance by patients and physicians will also affect future sales of ALZA's products.


ALZA TECHNOLOGIES

     Net sales from contract manufacturing increased 28% for the quarter ended March 31, 2001, compared to the same period in 2000. This increase was primarily due to increased manufacture and shipment by ALZA of Duragesic-registered trademark- (fentanyl) and Catapres-TTS-registered trademark-(clonidine), and to the manufacture and shipment of launch quantities of Viadur-registered trademark- (leuprolide acetate implant) to Bayer Corporation in the first quarter 2001, offset by decreased shipments of NicoDerm CQ-registered trademark- (nicotine).

     The timing and quantities of orders for products by partner companies are not within ALZA's control. Therefore, net sales to partners can be expected to fluctuate from period to period, sometimes significantly, depending on the volume, mix and timing of orders for products shipped and, in some quarters, due to the shipment of launch quantities of products to partners.

                          GROSS MARGIN

                                    Quarter Ended March 31,
Gross Margin                           2001           2000
_________________________________________________________________
ALZA PHARMACEUTICALS(1)               86%              82%
ALZA TECHNOLOGIES(1)                  25%              29%
_________________________________________________________________
Gross margin(1)                       76%              68%
_________________________________________________________________
(1) After intersegment eliminations.

    The increase in total gross margin for the quarter ended March 31, 2001, compared to the same period in 2000 was due to increased sales of higher-margin products by ALZA Pharmaceuticals and increases in ALZA Pharmaceuticals sales as a percentage of total sales. ALZA expects its gross margin on net sales to increase from historical rates over the longer term, although quarter-to-quarter fluctuations, some of which may be significant, can be expected to continue to occur. A trend of higher gross margins may be achieved through a proportionate increase in the sales by ALZA Pharmaceuticals in relation to sales by ALZA Technologies and, to a lesser extent, increased utilization of capacity and greater operating efficiencies by ALZA Technologies.

ALZA PHARMACEUTICALS

     The gross margin on net sales of ALZA Pharmaceuticals products increased for the quarter ended March 31, 2001 compared to the same period in 2000 primarily due to a shift in product mix towards sales of higher-margin products, including sales of Concerta.

ALZA TECHNOLOGIES

     The gross margin on net sales of products manufactured by ALZA Technologies for sale by partner companies and ALZA Pharmaceuticals decreased for the quarter ended March 31, 2001, compared to the same period in 2000, primarily due to a shift in product mix. ALZA Technologies' gross margin on its contract manufacturing sales is considerably lower than ALZA Pharmaceuticals' gross margin on its sales of ALZA Pharmaceuticals products. ALZA's partner-funded product development agreements generally provide for a supply price that is intended to cover ALZA's costs to manufacture the product plus a small margin. ALZA also generally receives royalties on the partners' sales of the products, which are included in royalties, fees and other revenues. Sales to ALZA Pharmaceuticals are based upon negotiated prices.


               ROYALTIES, FEES AND OTHER REVENUES

     Royalties, fees and other revenues consist largely of royalties paid by partner companies on products developed under joint development and commercialization agreements with ALZA and marketed by the partner companies. Fee revenues consist of upfront, milestone and other one-time, special or infrequent payments made under these joint development agreements, or by distributors who acquire rights to market ALZA products and co-promotion fees.


Royalties, Fees and Other Revenues    Quarter Ended March 31,
(In millions)                          2001              2000
_________________________________________________________________
ALZA PHARMACEUTICALS                $   6.3            $   2.6
ALZA TECHNOLOGIES                      56.5               63.3
OTHER                                   3.1                1.4
_________________________________________________________________
  Total royalties, fees and
  other revenues                    $  65.9            $  67.3
_________________________________________________________________

ALZA PHARMACEUTICALS

     Fees and other revenues increased for the quarter ended
March 31, 2001, compared to the same period in 2000 primarily due to increases in co-promotion fees with respect to products co-promoted by ALZA Pharmaceuticals.

ALZA TECHNOLOGIES

     Royalties, fees and other revenues decreased 11% for the quarter ended March 31, 2001, compared to the same period in 2000, primarily due to lower royalties on Procardia XL-registered trademark- (nifedipine) and NicoDerm CQ. In addition, fees were received from product development partners in the quarter ended March 31, 2000, for which no corresponding amounts were recorded in the first quarter of 2001.

      Several companies have filed Abbreviated New Drug Applications ("ANDAs") with the FDA requesting clearance to market generic sustained release nifedipine products which are asserted to be bioequivalent to Procardia XL, and some companies have received FDA approval of their ANDAs. Pfizer Inc. ("Pfizer") has filed various suits against certain ANDA applicants for infringement of patent rights relating to the nifedipine active drug substance in Procardia XL. In March 2000, Pfizer entered into a settlement agreement with Mylan Laboratories Inc. ("Mylan"), the first applicant for a generic version of Procardia XL. The settlement resolved the litigation pending between the parties, and Mylan announced that it would commercialize a generic version of Procardia XL to be supplied by Pfizer and incorporating ALZA's OROS technology. Under its agreement with Pfizer, ALZA will receive royalties on such products. It is not possible to predict the timing and amount of the negative impact on sales of Procardia XL that will result from competition from generic sustained-release nifedipine products.

                    RESEARCH AND DEVELOPMENT

     ALZA's research and development revenues generally represent reimbursement of costs, including a portion of general and administrative expenses, by partners for the development of products. Therefore, product development activities do not contribute significantly to ALZA's operating results.


Research and Development Revenues       Quarter Ended March 31,
(In millions)                            2001             2000
_________________________________________________________________
ALZA PHARMACEUTICALS
 Crescendo                            $   -            $  20.1
 Intersegment                             -                0.6
_________________________________________________________________
 Total                                    -               20.7
_________________________________________________________________
ALZA TECHNOLOGIES
 Product development partners             6.0              5.3
 Intersegment                            10.9             11.5
_________________________________________________________________
 Total                                   16.9             16.8
_________________________________________________________________
Intersegment elimination                (10.9)           (12.1)
_________________________________________________________________

Total research and development
 revenues                             $   6.0          $  25.4
_________________________________________________________________


ALZA PHARMACEUTICALS

     ALZA Pharmaceuticals derived research and development revenues from Crescendo through the third quarter of 2000. Revenues from Crescendo were partially offset by intersegment charges from ALZA Technologies. Intersegment charges from ALZA Technologies are for research and development expenses incurred on behalf of ALZA Pharmaceuticals related to products under development for marketing by ALZA Pharmaceuticals.

     In September 2000, ALZA exercised its option to acquire all of the Class A Common Stock of Crescendo for a cash payment of $100.0 million. Royalties that would otherwise have been paid by ALZA to Crescendo on net sales of products licensed from Crescendo (Ditropan XL, Concerta and Viadur) were no longer payable following the closing date of the transaction. Research and development revenues from Crescendo ended upon ALZA's exercise of its purchase option.

ALZA TECHNOLOGIES

     Research and development revenues from partners increased slightly for the quarter ended March 31, 2001, compared to the same period in 2000. Revenues from product development activities vary from quarter to quarter depending upon the mix of projects underway and the phase of development of each project.

Research and Development Expenses       Quarter Ended March 31,
(In millions)                           2001             2000
_________________________________________________________________
ALZA PHARMACEUTICALS
 Intersegment                       $   10.9           $ 11.5
 Product development expense            15.8 (1)         13.1
_________________________________________________________________
     Total ALZA Pharmaceuticals         26.7             24.6
_________________________________________________________________
ALZA TECHNOLOGIES
 Intersegment                            -                0.6
 Product development expense            34.6             31.7
_________________________________________________________________
     Total ALZA Technologies            34.6             32.3
_________________________________________________________________
Intersegment elimination               (10.9)           (12.1)
_________________________________________________________________
Total research and development
 expenses                           $   50.4           $ 44.8
_________________________________________________________________
As a percentage of total revenues       17%              22%
_________________________________________________________________
(1) For the quarter ended March 31, 2001, product development expense for ALZA Pharmaceuticals excludes $10.0 million of in-process research and development charges relating to a licensing agreement with for the compound dapoxetine which is under development.


ALZA PHARMACEUTICALS

     ALZA Pharmaceuticals engages ALZA Technologies to perform research and development services, the cost of which is determined based upon amounts that would be charged to third parties for similar services. Total research and development expenses remained relatively constant for the quarter ended March 31, 2001, compared to the same period in 2000.


ALZA TECHNOLOGIES

     Research and development expenses remained relatively constant for the quarter ended March 31, 2001, compared to the same period in 2000.


          SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses
                                        Quarter Ended March 31,
 (In millions)                                 2001      2000
_________________________________________________________________
ALZA PHARMACEUTICALS
 Sales and marketing expenses                $105.2   $  53.6
 Amortization of product
   acquisition payments                         4.9       3.8
_________________________________________________________________
 Total                                        110.1      57.4
_________________________________________________________________
ALZA TECHNOLOGIES
Amortization of product
   acquisition payments                         2.5       2.3
_________________________________________________________________
OTHER
 General and administrative expenses           10.0      12.3 (1)
_________________________________________________________________
Total selling, general and
   administrative expenses                   $122.6   $  72.0
_________________________________________________________________
Total selling, general and administrative
   expenses as a percentage of total revenues   41%       36%
_________________________________________________________________
(1) For the quarter ended March 31, 2000, general and administrative expenses for Other includes $4.8 million of charges associated with the consolidation of certain research and development facilities. Excluding these charges, general and administrative expenses for Other would have been $7.5 million for the quarter ended March 31, 2000.

ALZA PHARMACEUTICALS

     Total sales, marketing and product amortization expenses increased significantly for the period ended March 31, 2001, compared to the same period in 2000, as a result of the significant increase in sales and marketing expenses for ALZA's expanded product portfolio and commercial organization, including expenses associated with the promotion of Ditropan XL, Doxil and Concerta. ALZA also expanded its commercial organization to a total of 950 sales professionals, up significantly from the same period in 2000. In addition to expanding its primary care, urology and oncology sales organization, ALZA established its central nervous system sales organization in connection with the launch of Concerta in the second half of 2000.

     ALZA is party to an agreement with McNeil Consumer Healthcare ("McNeil"), a Johnson and Johnson company, to co-promote Concerta in the United States. ALZA and McNeil have deployed a combined sales force of over 400 sales professionals to support Concerta, including over 300 sales professionals from McNeil. McNeil receives payments based on sales calls made and based on sales of Concerta above certain levels.

OTHER

     General and administrative expenses increased 33% for the quarter ended March 31, 2001, compared to the same period in 2000, excluding the first quarter 2000 charges described above. The increase was primarily due to an increase in corporate administrative expenses.


Net Interest                           Quarter Ended March 31,
(In millions)                          2001               2000
_________________________________________________________________
Interest and other income           $ (26.5)           $  (5.4)
Interest expense                       14.3               15.4
_________________________________________________________________
 Net interest and other
 (income) expense                   $ (12.2)           $  10.0
_________________________________________________________________

     Interest and other income increased significantly for the quarter ended March 31, 2001, compared to the same period in 2000, primarily due to higher invested cash balances from the proceeds of the 3% Debenture financing completed in late July 2000 and positive operating cash flow, and a $8.9 million gain from the sale of the Amphotec product to InterMune during the first quarter of 2001.

Effective Tax Rate

     For the quarters ended March 31, 2001 and 2000, ALZA's combined federal and state effective income tax rate was 31%, excluding $10.0 million of in-process research and development costs in 2001 and $4.8 million associated with the consolidation of research and development operations in 2000. ALZA expects its combined federal and state effective tax rate for the full year 2001 to be 31%. The actual effective income tax rate will depend upon the actual level of earnings, changes in the tax laws, and the amount of investment and research credits available and ALZA's ability to utilize such credits.


                 LIQUIDITY AND CAPITAL RESOURCES

Liquidity and Capital Resources      March 31,       December 31,
(In millions)                          2001              2000
_________________________________________________________________
Working capital                    $   945.0         $  1,124.5
Cash and investments                 1,440.7            1,460.9
Total assets                         3,028.8            2,921.6
Long-term debt                       1,127.3            1,125.6

                                     Three months ended March 31,
                                       2001              2000
_________________________________________________________________
Net cash provided by (used in)
 operating activities               $  31.4            $  (33.3)
Capital expenditures                   14.0                11.9
Product acquisition payments           35.3                 1.0
_________________________________________________________________

     Cash flow generated by operating activities for the quarter ended March 31, 2001 was $31.4 million compared to cash used in operating activities for the quarter ended March 31, 2000 of $33.3 million. The increase in cash flow provided by operating activities was primarily due to strong earnings growth.

     ALZA's capital spending for the quarter ended March 31, 2001 was $14.0 million, primarily for facilities and equipment, compared to capital spending of $11.9 million for the same period in 2000. Capital expenditures for the remainder of 2001 are expected to be higher than 2000 levels as a result of expansion of research, development and manufacturing facilities.

     ALZA believes that its existing cash and investment balances are adequate to fund its cash needs for 2001 and beyond. Should the need arise, ALZA believes it would be able to borrow additional funds (although no such borrowing arrangements are in place) or otherwise raise additional capital. ALZA may use its capital to acquire or license technology or products and/or to make strategic investments.


Item 3. Quantitative and Qualitative Disclosures about Market
Risk

     Financial market risks related to changes in interest rates and foreign currency exchange rates are described in Part II,
Item 7A, Quantitative and Qualitative Disclosure About Market Risk, in ALZA's Annual Report on Form 10-K for the year ended December 31, 2000 and have not changed materially since such date.

     ALZA is exposed to equity price risks on the marketable portion of equity securities included in the portfolio of investments entered into in furtherance of its business and strategic objectives. These investments are generally in small capitalization stocks in the pharmaceutical and biotechnology industry sector, in companies with which ALZA has research and development or product agreements or certain other commercial arrangements. ALZA typically does not attempt to reduce or eliminate its market exposure on these securities. A 20% adverse change in equity prices would result in an approximate $3.5 million decrease in ALZA's available-for-sale securities, based upon a sensitivity analysis performed on ALZA's financial position at March 31, 2001. However, actual results may differ materially.


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

     In April 2001, PolyMASC Pharmaceuticals PLC ("PolyMASC") filed an action against ALZA in federal district court in Delaware alleging that ALZA infringes a patent owned by PolyMASC by, among other things, commercializing PEGylated liposomes, including the drug Doxil. ALZA believes the allegations contained in the complaint are without merit and intends to defend against such claims.

     Historically, the cost of resolution of liability claims against ALZA (including the claims mentioned above) has not been significant. Moreover, ALZA management does not believe that, as to any asserted or unasserted claims pending against it, including the suits mentioned above, the resolution of any of said actions would be likely to have a material adverse impact on ALZA's results of operations or financial position.



Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits:

		None

     (b) On March 28, 2001, ALZA filed a current report on Form 8-K to report entering into the merger agreement between ALZA and Johnson & Johnson on March 26, 2001.




                           SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   ALZA CORPORATION



Date: May 14, 2001            By:       /s/ Dr. Ernest Mario
                                 ________________________________
                                           Dr. Ernest Mario
                                          Chairman and Chief
                                          Executive Officer



Date: May 14, 2001            By:       /s/ Matthew K. Fust
                                 ________________________________
                                           Matthew K. Fust
                                        Senior Vice President and
                                        Chief Financial Officer